Form 10-Q
period 1994-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1994-09-14
CIK 726315

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                        For the period ended July 31, 1994

                                        OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________.

                         Commission File Number:  0-13260

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
          (Exact name of registrant as specified in governing instrument)

       Delaware                                       13-3174553
(State of organization)                   (IRS Employer Identification No.)

   2 World Trade Center, New York, NY                     10048
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (212) 392-1054

Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED BALANCE SHEETS

                                             July 31,
                                              1994            October 31,
                                           (Unaudited)           1993


                                      ASSETS
Cash and short-term investments, at cost
  which approximates market               $  4,197,834       $  2,979,407

Restricted cash                                250,000            250,000

Real estate, at cost:
  Land                                      12,230,400         12,230,400
  Buildings and improvements                66,525,114         65,975,359
                                            78,755,514         78,205,759

  Accumulated depreciation                  20,773,895         18,605,656
                                            57,981,619         59,600,103

Investment in joint venture                  8,683,932          9,064,548

Deferred expenses, net                         421,108            507,090

Other assets                                 1,298,478            891,050

                                          $ 72,832,971       $ 73,292,198

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $    836,015       $    793,417

Security deposits                              158,936            162,611

Loan payable to bank                         3,116,621          3,116,621

Due to affiliate                             4,048,307          4,048,307

Deferred distributions                       2,390,357          2,274,383
                                            10,550,236         10,395,339

Partners' capital (deficiency):
  General partners                          (2,139,240)        (2,077,828)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                    64,421,975         64,974,687

    Total partners' capital                 62,282,735         62,896,859

                                          $ 72,832,971       $ 73,292,198

See accompanying notes to consolidated financial statements.
</table

                          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                CONSOLIDATED STATEMENTS OF INCOME

                       Three and nine months ended July 31, 1994 and 1993
                                           (Unaudited)


                                   Three months ended          Nine months ended
                                       July 31,                   July 31,
                                   1994           1993        1994           1993


Revenues:

  Rental                       $1,765,415   $1,768,606    $5,386,900  $5,099,851
  Equity in earnings of joint
    venture                       135,341      141,486       424,198      449,441
  Interest and other               48,373       10,554       125,711      153,892
                                1,949,129    1,920,646     5,936,809    5,703,184

Expenses:

  Property operating              676,930      747,672     2,297,016     2,112,573
  Depreciation                    727,705      714,292     2,168,239     2,113,252
  Amortization                     64,244       68,671       199,973       190,570
  Interest                        135,058      114,036       370,244       353,438
  General and administrative      105,512      107,450       355,712       406,300
                                1,709,449    1,752,121     5,391,184     5,176,133

Net income                     $  239,680   $  168,525    $  545,625    $  527,051


Net income per Unit of limited
  partnership interest              $2.32        $1.63         $5.29         $5.11

See accompanying notes to consolidated financial statements.
/TABLE

                          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 Nine months ended July 31, 1994
                                           (Unaudited)


                                    Limited          General
                                    Partners         Partners          Total

Partners' capital (deficiency)
  at November 1, 1993             $ 64,974,687     $(2,077,828)    $ 62,896,859

Net income                             491,063          54,562          545,625

Distributions                       (1,043,775)       (115,974)      (1,159,749)

Partners' capital (deficiency)
  at July 31, 1994                $ 64,421,975     $(2,139,240)    $ 62,282,735

See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Nine months ended July 31, 1994 and 1993
                                    (Unaudited)

                                                        1994            1993

Cash flows from operating activities:
  Net income                                          $  545,625     $   527,051
  Adjustments to reconcile net income
  to net cash provided by operating activities:
  Depreciation                                         2,168,239       2,113,252
  Amortization                                           199,973         190,570
  Equity in earnings of joint venture                   (424,198)       (449,441)
  Increase in operating assets:
    Deferred expenses                                   (113,991)       (193,094)
    Other assets                                        (407,428)       (144,194)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued liabilities              42,598         103,155
    Security deposits                                     (3,675)        (26,260)


      Net cash provided by operating activities        2,007,143       2,121,039

Cash flows from investing activities:
  Additions to real estate                              (549,755)       (484,185)
  Investment in joint venture                             (8,239)         (7,350)
  Distributions from joint venture                       813,053         740,393

     Net cash provided by investing activities           255,059         248,858

Cash flows from financing activities:
  Repayments to affiliate                                   -         (2,738,635)
  Proceeds from loan payable to bank                        -          3,116,621
  Distributions to Limited Partners                   (1,043,775)     (1,043,775)

     Net cash used in financing activities            (1,043,775)       (665,789)

Increase in cash and short-term investments            1,218,427       1,704,108

Cash and short-term investments at beginning of year   2,979,407       1,061,988

Cash and short-term investments at end of period    $  4,197,834     $ 2,766,096

See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)



1.   The Partnership

     Dean Witter Realty Income Partnership I, L.P. (the
     "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1983. The Partnership's fiscal year ends on October 31.

     The financial statements include the accounts of the Partnership and 1718 Connecticut, Ltd. on a consolidated basis. The
     Partnership's interest in the Century Square property is accounted for on the equity method.

     The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

     Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to the Limited
     Partners in accordance with the Partnership Agreement by the weighted average number of Units outstanding.

     In the opinion of management, the accompanying financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period.

2.   Loan Payable

     The Partnership has established a $3.8 million secured line of credit with a bank. Borrowings bear interest, payable monthly, at the prime rate plus three quarters percent (8.00% at July 31, 1994) and will be repayable in 18 consecutive equal monthly payments beginning September 1, 1994. Additionally, a $250,000 interest-bearing deposit must be maintained with the lender.

3.   Investment in Joint Venture

     In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly the Partnership received $208,750. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996. The Partnership recorded these proceeds, which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of its investment in joint venture.

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    Notes to Consolidated Financial Statements
                                    (Unaudited)


4.   Related Party Transactions

     An affiliate of the Managing General Partner provided property management services for six properties for the nine months ended July 31, 1994 and 1993. The Partnership paid the affiliate management fees of approximately $167,000 and $161,000 for the nine months ended July 31, 1994 and 1993, respectively.

     Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 1994 and 1993 the Partnership incurred approximately $209,000, each period for these services.

     As of July 31, 1994, the affiliate was owed a total of approximately $70,000 for these services.

     The Partnership borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate, amounted to $202,437 and $225,486 for the nine months ended July 31, 1994 and 1993, respectively.

     Through July 31, 1994 the General Partners have deferred receipt of an aggregate amount of $2,390,357 of distributions to which they are entitled. Amounts deferred are charged against partners' capital and recorded as liabilities to the General
     Partner.

5.   Cash Distributions

     On November 29, 1993, February 25, 1994 and May 26, 1994, the Partnership paid distributions of $3.75 per Unit to Limited Partners. Each distribution aggregated $386,583 with $347,925 of cash distributed to the Limited Partners and $38,658 due to the General Partners.

     On August 30, 1994, the Partnership paid a distribution of $3.75 per Unit to Limited Partners. The distribution aggregated
     $386,583 with $347,925 of cash distributed to the Limited
     Partners and $38,658 due to the General Partners.

     The General Partners deferred receipt of all of these distributions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership has purchased six properties and has made one investment in a partnership on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

Many real estate markets are stabilizing primarily due to the continued absence of significant construction activity. However, the recovery of the office market will be slow because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending. Most geographic regions of the country are stabilizing or improving, with the exception of Southern California, where the impact of defense industry reductions has not been offset by growth in other industries.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends on the operating cash flow of its properties, expenditures for leasing commissions and tenant improvements in connection with the leasing of vacant space. All of the properties have been generating positive cash flow from operations and it is anticipated that they will continue to do so.

In the first three quarters of 1994, Partnership cash flow from operations and distributions received from its joint venture investment exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows for the remainder of 1994 will be sufficient to fund capital expenditures and distributions to Limited Partners. The General Partners continued to defer receipt of their cash distributions in the first three quarters of 1994.

The Partnership has established a $3.8 million secured line of
credit with a bank.    Borrowings bear interest, payable monthly, at
the prime rate plus three quarters percent (8% at July 31, 1994) and will be repayable in 18 consecutive equal monthly payments beginning September 1, 1994. Additionally, a $250,000 interest-bearing deposit must be maintained with the lender. Interest expense on this loan amounted to $167,807 and $127,952 for the nine months ended July 31, 1994 and 1993, respectively.

On August 30, 1994, the Partnership paid a distribution of $3.75 per Unit to Limited Partners. The total distribution was $386,583 with $347,925 of cash distributed to the Limited Partners and $38,658 due to the General Partners. The General Partners deferred receipt of their distribution.

Operations

Fluctuations in the Partnership's operations for the nine and three month periods ended July 31, 1994 compared to the comparable periods ended July 31, 1993 are primarily attributable to the following:

The increase in rental revenue for the nine months ended July 31, 1994 compared to 1993 is primarily attributable to increased average occupancy levels at 1718 Connecticut, Westwood 10 and Arlington
Business Center during the first three quarters of 1994.

The decrease in interest and other revenue for the nine months ended July 31, 1994 compared to 1993 is primarily attributable to a lease termination fee which was received from a tenant at Arlington Business Center in the first quarter of 1993. The increase in interest and other revenue for the three months ended July 31, 1994 compared to 1993 primarily represents increased interest income on higher average cash balances in 1994.

The increase in property operating expenses for the nine months ended July 31, 1994 compared to 1993 relates primarily to increased average occupancies at 1718 Connecticut and Arlington Business Center in 1994, and a real estate tax refund recognized at Harborgate during the first quarter of 1993. The decrease in property operating expenses for the three months ended July 31, 1993 primarily represents a real estate tax refund recognized at Westwood 10 in July 1994.

The decreases in general and administrative expenses are primarily attributable to decreased professional fees.

A summary of the office, retail and research and development building markets in which the Partnership's properties are located and the leasing status of each property is as follows:

In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate was approximately 15% during the third quarter of 1994, and it is expected to increase in the near term due to anticipated downsizing by two large corporations headquartered in Pasadena. However, Century Square remained 100% leased during the first three quarters of 1994. The occupancy of the property's largest tenant, Countrywide Credit, remained at approximately 83%. No significant space is up for lease until 2000.

The Los Angeles, California office market, the location of Harborgate, continues to decline primarily as a result of further cuts in the defense industry. The vacancy rate (including sublet space) in this market is approximately 29%. During the third quarter of 1994, occupancy at the property decreased from 93% to
88%.   The lease to US Sprint Communications, which occupies
approximately 52% of the property's net rentable space, was extended until October 1995.

Arlington Business Center, located in Arlington Heights, Illinois, has been negatively impacted by the oversupply of research and development buildings in its market area. The vacancy rate in this market is currently 22%, and is expected to remain relatively high. However, during the third quarter of 1994, occupancy at the property remained at 100%.

Similarly, Westwood 10, located in Westwood, Massachusetts, has been subject to significant competition from an oversupply of research and development buildings. This is due in large part to the sharp decline in the Boston economy and the severe contraction experienced by the primary users of research and development type space. During the third quarter of 1994, occupancy at the property remained at 55%. However, subsequent to period-end, the Partnership signed a lease with a publicly traded surgical products company which will increase occupancy at the property to approximately 85%.

The Washington D.C., office market in which 1718 Connecticut is located has begun to stabilize. During the third quarter of 1994, occupancy at the property remained at 97%.

The Charlotte, North Carolina office market vacancy rate is approximately 5% and there is little new construction. In addition, market rental rates have increased slightly. Carmel Park's occupancy remained at 93% during the third quarter of 1994.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property increased slightly from 90% to 91% during the third quarter of 1994.

Inflation

Inflation has been consistently low during the periods presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.





PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - not applicable.

Item 2.  Changes in Securities - not applicable.

Item 3.  Defaults upon Senior Securities - not applicable.

Item 4. Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.  Other Information - not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

    a)   Exhibits - not applicable.

    b) Reports on Form 8-K - Report dated May 10, 1994 of the valuation per Unit of Limited Partnership Interest at December 31, 1993.

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.






                                    SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              DEAN WITTER REALTY INCOME
                                                PARTNERSHIP I, L.P.


                                        By:   Dean Witter Realty Income
                                                Properties I Inc.
                                              Managing General Partner



Date:  September 13, 1994               By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  September 13, 1994               By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)