Form 10-K
period 1994-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1995-01-27
CIK 726315

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[ X ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended October 31, 1994

                                    OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ________ to ________.

                      Commission File Number 0-13260

               DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
          (Exact name of registrant as specified in its charter)

       Delaware                            13-3174553
(State of organization)         (IRS Employer Identification No.)

   2 World Trade Center, New York, NY          10048
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (212) 392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each class  Name of each exchange on which registered
       None                             None

Securities registered pursuant to Section 12(g) of the Act:

                  Units of Limited Partnership Interests
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       Yes      X
 No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K's or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates
of the registrant.            Not Applicable

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None

                                  PART I.


ITEM 1.BUSINESS.

    The Registrant, Dean Witter Realty Income Partnership I, L.P. (the "Partnership"), is a limited partnership formed in August 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

    The Managing General Partner of the Partnership is Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. The Associate General Partner is Dean Witter Realty Income Associates I, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates I Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth in Item 13 below.

    The Partnership issued 92,780 units of limited partnership interest (the "Units") with gross proceeds from the offering of $92,780,000. The offering has been terminated and no additional Units will be sold.

    The proceeds from the offering were used to make equity investments in four office properties, two office/research and development properties and one retail property which were acquired without mortgage debt. The properties are described in Item 2 below.

    The Partnership considers its business to include one industry segment, investment in real property.

    The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. In recent years, an oversupply condition has persisted nationally and many markets have experienced high vacancy rates. Currently, many real estate markets are beginning to stabilize, primarily due to the continued absence of significant construction activity; however, the recovery is expected to be slow. Further information regarding competition in the markets where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    The Partnership has no employees.

    All of the Partnership's business is conducted in the United
States.

ITEM 2.PROPERTIES.

    The Partnership owns directly or through a partnership interest the following seven property interests, none of which is encumbered by mortgage debt. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.

                                   Year(s)       Acquisition   Net Rentable     Type of Ownership
                                 Completed/         Cost           Area            of land and
  Property, location and type      Acquired        ($000)      (000 sq. ft.)      Improvements
Westwood 10
  Westwood, MA                  1986/1984,86       $8,952           122          Fee ownership
  Office/research and
  development building

1718 Connecticut Avenue           1982/1984        $8,213            35          99.9% General Part-
  Washington, DC                                                                 nership interest1
  Office building

North Lake Plaza
  Altamonte Springs, FL         1985/1984,86      $10,110           137          Fee ownership
  Shopping center

Harborgate
  Los Angeles, CA                 1984/1984       $13,000            68          Fee ownership
  Office Building

Arlington Business Center
  Arlington Heights, IL           1984/1984        $9,721            98          Fee ownership
  Three office/research and
  development buildings

Carmel Park I and II
  Charlotte, NC                   1985/1985       $18,530           168          Fee ownership
  Office buildings

Century Square
  Pasadena, CA                    1984/1985       $ 9,700           206          25% General Part-
  Office building                                                                nership interest2



1.    The .1% limited partnership interest was purchased by the Managing General Partner.

2.    An affiliate of the Partnership, Dean Witter Realty Income Partnership II, L.P. purchased the remaining 75% general partnership interest in the partnership.  The total cost of the property was
      $38.8 million.

        Each property has been built with on-site parking facilities.

         An affiliate of the Partnership is the property manager for Century Square, North Lake Plaza, 1718 Connecticut Avenue, Westwood 10, Carmel Park and Harborgate.

         Further information relating to the Partnership's properties is included in Item 7 and footnotes 4 and 5 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS.

         Neither the Partnership nor any of its properties is subject to any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                 PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their units if a suitable buyer can be located.

         As of October 31, 1994 there were 15,148 holders of limited partnership interests.

         The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

         The Partnership paid quarterly cash distributions during the year ended October 31, 1994 aggregating $15.00 per Unit to Limited Partners. The total distribution aggregated $1,546,333 with $1,391,700 distributed to the Limited Partners and $154,633 due to the General Partners. The General Partners deferred receipt of their 1994 distributions.

         On November 29, 1994, the Partnership paid a cash distribution of $3.75 per Unit to Limited Partners. The total distribution aggregated $386,583 with $347,925 of cash distributed to the Limited Partners and $38,658 due to the General Partners. The General Partners deferred receipt of their distribution.

         The Partnership anticipates making regular distributions to its partners in the future.

         Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

         Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following sets forth a summary of the selected financial data for the Partnership:

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           For the years ended October 31, 1994, 1993, 1992, 1991 and 1990

                          1994       1993        1992        1991        1990
Total revenues      $  7,900,587 $ 7,211,147  $ 6,980,117 $ 7,640,551 $ 7,199,685
Net (loss) income   $(10,175,630)$   191,052  $   459,493 $ 1,340,196 $ 1,807,625
Net (loss) income per
  Unit of
  limited
  partnership
  interest               $(98.71)    $  1.85       $ 4.46      $13.00      $17.53

Cash distributions
  paid per Unit
  of limited
  partnership
  interest              $  15.00     $ 15.00  $     15.00 $     27.50 $     72.50

Total assets at
  October 31         $58,611,333 $73,292,198  $74,016,333 $74,968,981 $75,295,544

Loan payable to bank
  due after one year
  (See note 6 to the
  financial statements)$      -  $ 2,785,665  $     -     $     -     $     -

The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

    The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. In 1994 all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    In 1994, Partnership cash flow from operations and distributions received from its joint venture investment exceeded distributions to investors and capital expenditures. The Partnership expects that such cash flows will be sufficient to fund capital expenditures and distributions to investors in 1995. The Partnership expects to increase the cash distribution rate from 1.5% to 2% per Unit beginning with the cash distribution for the first fiscal quarter of 1995. In addition, the General Partners will no longer defer their share of cash distributions.

    In 1994, the Partnership incurred approximately $400,000 for tenant improvements and leasing commissions at Arlington Business Center and approximately $333,000 on tenant improvements and leasing commissions at the Carmel Park I and II.

    The office market in Los Angeles, California, the location of the Harborgate office building is weak, primarily as a result of cuts in the defense industry. The vacancy rate (including sublet space) in this market is approximately 29%. It is unlikely that this vacant space will be absorbed in this market for several years. Approximately 62% of the Harborgate building's net rentable space is scheduled for lease renewal in 1995. Accordingly net cash flow is anticipated to decline in the near term, as it will be necessary to offer lower rents to attract new and retain existing tenants. These factors have resulted in a decline in the value of this property. The Partnership believes this decline is other than temporary and has therefore recorded a loss on impairment of its investment in the property of approximately $6,130,000 at October 31, 1994.

    Although the Arlington Business Center property located in Arlington Heights, Illinois is 100% leased, the office/research and development building market in its market area has been negatively impacted by an over supply of research and development buildings. The vacancy rate in this market is currently 20%. To maintain high occupancy at this property, it has been necessary to offer lower rents in order to attract new and retain existing tenants. These factors have resulted in a decline in the value of the property. The Partnership believes this decline is other than temporary and has recorded a loss on impairment of real estate of approximately $4,707,000 at October 31, 1994.

    Subsequent to year-end, the lease term of Countrywide Credit, the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain constant over the next five years rather than increasing, as provided for under the original leases.

    As of October 31, 1994, $4,048,307 was outstanding on a demand loan from an affiliate of the Managing General Partner. The loan bears interest at the prime rate (7.75% as of October 31, 1994). Interest expense on the affiliate loan amounted to $281,361, $287,091 and $451,845 for the years ended October 31, 1994, 1993 and 1992, respectively.

    In December 1992, the Partnership established a $3.8 million line of credit with a bank. Borrowings bore interest, payable monthly, at the prime rate plus three quarters percent and were repayable in 18 consecutive equal payments beginning September 1, 1994. In September 1994, the loan was repaid in its entirety.

    On November 29, 1994 the Partnership paid the fourth quarter cash distribution of $3.75 per Unit to Limited Partners. The total distribution aggregated $386,583 with $347,925 of cash distributed to the Limited Partners and $38,658 due to the General Partners. The General Partners deferred the receipt of their distribution.

    Operations

    Fluctuations in the Partnership's operating results for the year ended October 31, 1994 compared to 1993 and for the year ended October 31, 1993 compared to 1992 are primarily attributable to the following:

    The increase in rental revenue in 1994 compared to 1993 is primarily attributable to increased average occupancy levels at 1718 Connecticut, Westwood 10 and Arlington Business Center during 1994. The increase in rental revenue in 1993 compared to 1992 relates primarily to an increase in average occupancy during 1993 at Arlington Business Center and Carmel Park. 1993 fourth quarter revenues include adjustments to estimates made to recognize lease-by-lease income and expense reimbursement pass-throughs.

    The decrease in interest and other revenue in 1994 compared to 1993 is primarily due to the receipt of lease termination fees in 1993 of $52,500 from a tenant at the Arlington Business Center and $160,000 from another tenant at Carmel Park I. This decrease was partially offset by an increase in interest income resulting from greater funds invested in short-term investments as well as an increase in interest rates. The decrease in interest and other revenue in 1993 as compared to 1992 is attributable to the following fees received in 1992: a $225,000 lease termination fee received from a tenant at Carmel Park
II and a $200,000 fee received from Home Depot in connection with its relocation from North Lake Plaza, partially offset by the lease termination fees received at Arlington Business Center and Carmel Park I in 1993.

    The increase in operating expense in 1994 compared to 1993 is primarily attributable to increases in real estate taxes in 1994 at Arlington Business Center as a result of an increase in the assessed value of the property and at Harborgate due to a refund received in 1993. These increases were partially offset by a real estate tax refund received at Westwood 10 in 1994. The increase in operating expenses in 1993 compared to 1992 relates primarily to increased average occupancy at Carmel Park and increased expenditures in 1993 at North Lake Plaza for repairs, maintenance and landscaping.

    The increases in depreciation and amortization in 1994 compared to 1993 and 1993 compared to 1992 corresponds to increased expenditures for tenant improvement and leasing commissions in each year.

    The decrease in general and administrative expense in 1994 as compared to 1993 is primarily due to decreased legal fees in 1994.

    Losses on impairments of real estate in 1994 represent impairment writedowns of the Harborgate office building and the Arlington Business Center properties.

    A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

    In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 16%, and it is expected to face some deterioration in the near term as a result of downsizing by two large employers in that market. However, Century Square remained 100% leased during the year. The occupancy of the property's largest tenant, Countrywide Credit, remained at approximately 83%.

    The Los Angeles, California office market, the location of Harborgate, is weak primarily as a result of cuts in the defense industry. The vacancy rate (including sublet space) in this market is approximately 29%. At October 31, 1994, occupancy at the property was 88%. The property is leased to 12 tenants. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property's net rentable space, was extended until October 31, 1995.

    Arlington Business Center, located in Arlington Heights, Illinois, had been negatively impacted by the oversupply of research and development buildings in its market area. The vacancy rate in this market is currently 20%. However, as of October 31, 1994, occupancy at the property remained at 100%. The property is leased to 9 tenants. Major tenants include Racal Data Communications, CTC International, Inc. and Digital Equipment, whose leases expire in 1997, 2001, and 1995, respectively.

    Westwood 10, located in Westwood, Massachusetts, has also been subject to significant competition from an oversupply of research and development buildings. This is due in large part to the sharp decline in the Boston economy and the severe contraction experienced by the primary users of research and development type space. During 1994, occupancy at the property remained at 55%. However, subsequent to year-end, the Partnership signed a lease with a publicly traded surgical products company which will increase occupancy at the property to approximately 85%. As of October 31, 1994, the property was leased to 5 tenants. Major tenants include Executive Information Systems and Mobile Media X-Ray, both of whose leases expire in 1997.

    The Washington D.C., office market in which 1718 Connecticut is located has begun to improve. As of October 31, 1994, occupancy at the property was 88%. The property is leased to 8 tenants. Major tenants include Policy Studies Association and Island Press whose leases expire in 1997 and 1998, respectively.

    The Charlotte, North Carolina office market vacancy rate is approximately 7% and there is little new construction. In addition, market rental rates have increased slightly. Carmel Park's occupancy was 93% as of October 31, 1994. The property is leased to 15 tenants. Major tenants include CIGNA and Royal Indemnity whose leases expire in 1997 and 2000, respectively.

    Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property as of October 31, 1994 was 91%. The property was leased to 12 tenants as of October 31, 1994. Major tenants include Marshalls and Burlington Coat Factory, whose leases expire in 1997 and 1998, respectively. In March 1992, Home Depot subleased its space to Burlington Coat Factory for the remainder of the lease term. Home Depot will remain obligated to pay rent under its lease until the lease expires in 1998.

    Inflation

    Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                                        INDEX


                                                                               Page
Independent Auditors' Report                                                    13
Consolidated Balance Sheets at October 31, 1994 and 1993                        14
Consolidated Statements of Operations for the years ended
October 31, 1994, 1993 and 1992                                                 15
Consolidated Statements of Partners' Capital for the years
ended October 31, 1994, 1993 and 1992                                           16
Consolidated Statements of Cash Flows for the years ended
October 31, 1994, 1993 and 1992                                                 17
Notes to Consolidated Financial Statements                                    18-24

                                                           Schedule
Supplementary Income Statement Information                    X                 25
Real Estate and Accumulated Depreciation                      XI             26-27










All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.
/TABLE

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1994 and 1993, and the related consolidated statements of income, partners' capital, and cash flows for each of the three years in the period ended October 31, 1994. Our audits also included the financial statement schedules listed in the index at
Item 8. These financial statements and financial statement schedules are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships as of October 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

                                         /s/Deloitte & Touche LLP
                                           DELOITTE & TOUCHE LLP


New York, New York
January 27, 1995

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                             CONSOLIDATED BALANCE SHEETS

                              October 31, 1994 and 1993


                                       ASSETS
                                                    1994                1993
Cash and short-term investments, at cost,
 which approximates market                      $  2,230,923        $  2,979,407

Restricted cash (note 6)                               -                 250,000

Real estate (notes 4 and 6):
 Land                                             12,230,400          12,230,400
 Buildings and improvements                       55,830,515          65,975,359
                                                  68,060,915          78,205,759
 Accumulated depreciation                         21,555,012          18,605,656
                                                  46,505,903          59,600,103

Investment in joint venture (notes 5 and 6)        8,489,748           9,064,548

Deferred expenses, net                               418,725             507,090

Other assets                                         966,034             891,050

                                                $ 58,611,333        $ 73,292,198

                          LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities        $    791,896        $    793,417

Security deposits                                    167,218             162,611

Loan payable to bank (note 6)                            -             3,116,621

Due to affiliate (notes 6 and 8)                   4,048,307           4,048,307

Deferred distributions (note 8)                    2,429,016           2,274,383
                                                   7,436,437          10,395,339

Partners' capital (deficiency) (note 3):
 General partners                                 (3,250,024)         (2,077,828)
 Limited partners ($1,000 per Unit,
   92,780 Units issued)                           54,424,920          64,974,687
 Total partners' capital                          51,174,896          62,896,859

                                                $ 58,611,333        $ 73,292,198

See accompanying notes to consolidated financial statements.
/TABLE

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the years ended October 31, 1994, 1993 and 1992



                                                1994          1993          1992
Revenues:
  Rental (notes 6 and 7)                    $7,141,940    $6,355,640     $5,897,919
  Equity in earnings of
    joint venture (note 5)                     586,104       562,451        559,056
  Interest and other                           172,543       293,056        523,142
                                             7,900,587     7,211,147      6,980,117


Expenses:
  Property operating expenses (note 8)       3,064,472     2,962,090      2,805,971
  Depreciation                               2,949,356     2,822,776      2,586,356
  Amortization                                 292,590       254,160        191,088
  Interest (notes 6 and 8)                     490,260       468,069        451,845
  General and administrative (note 8)          442,475       513,000        485,364
  Losses on impairment of real estate
    (note 4)                                10,837,064          -              -
                                            18,076,217     7,020,095      6,520,624

Net (loss) income                         $(10,175,630)   $  191,052     $  459,493

Net (loss) income per Unit of limited
  partnership interest (note 2)                $(98.71)        $1.85         $ 4.46












See accompanying notes to consolidated financial statements.
/TABLE

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 For the years ended October 31, 1994, 1993 and 1992



                                         Limited         General
                                         Partners        Partners          Total

Partners' capital (deficiency)
  at November 1, 1991                  $67,172,596     $(1,833,616)    $65,338,980

Net income                                 413,544          45,949         459,493

Distributions                           (1,391,700)       (154,633)     (1,546,333)

Partners' capital (deficiency)
  at October 31, 1992                   66,194,440      (1,942,300)     64,252,140

Net income                                 171,947          19,105         191,052

Distributions                           (1,391,700)       (154,633)     (1,546,333)

Partners' capital (deficiency)
  at October 31, 1993                   64,974,687      (2,077,828)     62,896,859

Net loss                                (9,158,067)     (1,017,563)    (10,175,630)

Distributions                           (1,391,700)       (154,633)     (1,546,333)

Partners' capital (deficiency)
  at October 31, 1994                  $54,424,920     $(3,250,024)    $51,174,896











See accompanying notes to consolidated financial statements.
/TABLE

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the years ended October 31, 1994, 1993 and 1992
                                                1994         1993         1992
Cash flows from operating activities:
Net (loss) income                          $(10,175,630) $   191,052  $   459,493
 Adjustments to reconcile net (loss) income to net
 cash provided by operating activities:
   Depreciation                               2,949,356    2,822,776    2,586,356
   Amortization                                 292,590      254,160      191,088
   Equity in earnings of joint venture         (586,104)    (562,451)    (559,056)
   Losses on impairment of real estate       10,837,064         -            -
   Deferred expenses                           (204,225)    (195,063)    (168,381)
   Decrease (increase) in operating assets:
      Other assets                              (74,984)     316,160      254,034
   Increase (decrease) in operating liabilities:
      Accounts payable and accrued liabilities   (1,521)      90,264     (147,334)
      Security deposits                           4,607        8,292        6,646

        Net cash provided by operating activities3,041,153 2,925,190    2,622,846


Cash flows from investing activities:
 Additions to real estate                      (692,220)    (726,579)  (1,806,622)
 Distributions from joint venture             1,171,262      991,540      811,474
 Investment in joint venture                    (10,358)      (8,989)    (171,672)

        Net cash provided by (used in)
          investing activities                  468,684      255,972   (1,166,820)

Cash flows from financing activities:
 (Decrease) increase in due to affiliates           -     (2,738,664)     120,247
 (Repayment) proceeds from loan payable to bank(3,116,621) 3,116,621         -
 Distributions to Limited Partners           (1,391,700)  (1,391,700)  (1,391,700)
 Decrease (increase) in restricted cash         250,000     (250,000)        -

        Net cash used in financing activities(4,258,321)  (1,263,743)  (1,271,453)

(Decrease) increase in cash and short-term
 investments                                  (748,484)    1,917,419      184,573

Cash and short-term investments at beginning
 of year                                      2,979,407    1,061,988      877,415

Cash and short-term investments at end of year$ 2,230,923$ 2,979,407  $ 1,061,988

Supplemental disclosure of cash flow information:
 Cash paid for interest                      $  490,260  $   468,069  $   331,598

See accompanying notes to consolidated financial statements.
/TABLE

1.   The Partnership

Dean Witter Realty Income Partnership I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1983. The Partnership is managed by Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"). The Partnership's fiscal year ends on October 31.

In 1984, the Partnership issued 92,780 units of limited partnership interest (the "Units") for $92,780,000. No additional Units will be sold. The proceeds of the offering were used to make equity investments in income-producing office, industrial and retail properties which were not encumbered by debt when acquired.

2.   Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and 1718 Connecticut, Ltd. on a consolidated basis. The Partnership's 25% interest in the Century Square property is accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

The Partnership periodically evaluates the recoverability of the net carrying value of its real estate. The evaluation is based on a review of expected future cash flows, determination of the Partnership's expected holding period of these assets and other factors. At October 31, 1994, the Partnership determined that certain of its real estate assets were impaired, and that such impairments are likely to be other-than-temporary. Accordingly, the Partnership has recorded losses on impairment of real estate. See Note 4.

Deferred expenses consist of leasing commissions which are amortized over the applicable lease terms.

Rental income is recognized on a straight-line basis.

The Partnership considers short-term investments with original maturities of three months or less to be cash equivalents.

Net (loss) income per Unit amounts are calculated by dividing net
(loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $5 million higher than the amounts reported for financial statement purposes.

3.  Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General
Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution, plus cumulative distributions of distributable cash and sale or financing proceeds, in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee of up to 3% of the selling price of any equity investment.

Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds. In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.


4. Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:
                         Year(s) of
        Property         Acquisition   October 31, 1994    October 31,1993
   Westwood 10,
     Westwood, MA         1984,1986       $ 8,237,326      $ 8,391,476
   1718 Connecticut,
     Washington, DC         1984            6,420,677        6,698,009
   North Lake Plaza
     Altamonte
     Springs, FL          1984,1986         8,646,459        8,867,845
   Harborgate
     Los Angeles, CA        1984            4,100,000       10,602,336
   Arlington Business
     Center, Arlington
     Heights, IL            1984            3,650,000        8,855,817
   Carmel Park
     Charlotte, NC          1985           15,451,441       16,184,620

                                          $46,505,903      $59,600,103

The office market in Los Angeles, California, the location of the Harborgate office building is weak, primarily as a result of cuts in the defense industry. The vacancy rate (including sublet space) in this market is approximately 29%. It is unlikely that this vacant space will be absorbed in this market for several years. Additionally, approximately 62% of the Harborgate building's net rentable space is scheduled for lease renewal in 1995. Accordingly net cash flow is anticipated to decline in the near term, as it will be necessary to offer lower rents to attract new and retain existing tenants. These factors have resulted in a decline in the value of this property. The Partnership believes this decline is other than temporary and has therefore recorded a loss on impairment of its investment in the property of approximately $6,130,000 at October 31, 1994.

Although the Arlington Business Center property located in Arlington Heights, Illinois is 100% leased, the office/research and development building market in its market area has been negatively impacted by an over supply of research and development buildings. The vacancy rate in this market is currently 20%. To maintain high occupancy at this property, it has been necessary to offer lower rents in order to attract new and retain existing tenants. These factors have resulted in a decline in the value of the property. The Partnership believes this decline is other than temporary and has recorded a loss on impairment of real estate of approximately $4,707,000 at October 31, 1994.

5.  Investment in Joint Venture

Century Square, Pasadena, California

In 1985, the Partnership purchased, for $9.7 million, a 25% general partnership interest in the partnership which owns the property. An affiliate of the Partnership, Dean Witter Realty Income Partnership II, L.P., purchased the remaining 75% general partnership interest. The Partnership and the affiliate receive cash flow and profits and losses according to their shares in the partnership.

In fiscal 1994, the Century Square joint venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the joint venture received $835,000 in 1994. The proceeds were distributed to the co-venturers according to their interests; accordingly the Partnership received $208,750. The joint venture will receive an additional $100,000 in each of fiscal years 1995 and 1996. The Partnership recorded the proceeds, which represent the recovery of costs incurred and capitalized to correct the defects, as a reduction of its investment in joint venture.

     Summarized balance sheet information of the partnership is as follows:
                                                                 October 31,
                                                          1994             1993
          Land and building, net                       $33,129,398      $35,288,974
          Other                                          2,093,361        2,277,490

          Total assets                                 $35,222,759      $37,566,464

          Liabilities                                  $   205,938      $   291,770
          Partners' capital                             35,016,821       37,274,694

          Total liabilities and capital                $35,222,759      $37,566,464

    Summarized results of operations of the partnership are as follows:
                                                     Year ended October 31,
                                              1994           1993           1992
          Rental income                    $5,939,457     $5,911,475     $5,692,924
          Other income                         33,383         14,532         91,495
                                            5,972,840      5,926,007      5,784,419

          Property operating expenses       2,110,092      2,147,453      2,023,884
          Depreciation and amortization     1,518,333      1,528,750      1,524,313
                                            3,628,425      3,676,203      3,548,197

          Net income                       $2,344,415     $2,249,804     $2,236,222

    Activity in the Investment in Joint Venture is as follows:

                                                     Year ended October 31,
                                              1994           1993           1992

        Investment at beginning
          of year                         $9,064,548     $9,484,648     $9,565,394
        Equity in earnings                   586,104        562,451        559,056
        Distributions                     (1,171,262)      (991,540)      (811,474)
        Additional investments                10,358          8,989        171,672
        Investment at end of year        $ 8,489,748     $9,064,548     $9,484,648

The accounting policies employed by the joint venture are the same as those of the Partnership.

Subsequent to year-end, the lease term of Countrywide Credit, the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain constant over the next five years rather than increasing, as provided for under the original leases.

6.   Loan Payable to Bank

In December 1992, the Partnership established a $3.8 million line of credit with a bank. Borrowings were secured by a first mortgage on North Lake Plaza, an assignment of distributions from the Century Square and 1718 Connecticut properties, and an assignment of leases in the Partnership's other properties. Additionally, a $250,000 interest-bearing deposit was maintained with the lender. Borrowings bore interest, payable monthly, at the prime rate plus three quarters percent and were repayable in 18 consecutive equal payments beginning September 1, 1994. Approximately $2.7 million of the initial draw under this line of credit was used to repay amounts borrowed from an affiliate of the Managing General Partner. In September, 1994, this loan was repaid in its entirety.

7.   Leases

Minimum future rental income under noncancellable operating leases as of October 31, 1994 is as follows:

                 Year ending October 31:
                 1995                            $5,468,805
                 1996                             4,927,913
                 1997                             4,127,213
                 1998                             2,733,244
                 1999                             2,120,269
                 Thereafter                       3,904,799
                 Total                          $23,282,243

The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to fifteen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties in 1994 and 1993, and five properties in 1992. The Partnership paid the affiliate management fees of $232,272, $221,284 and $149,321 for the years ended October 31, 1994, 1993 and 1992 respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. For the years ended October 31, 1994, 1993 and 1992 the affiliate was reimbursed $278,250, $278,500 and $280,364 respectively for these services. As of October 31, 1994, the affiliate was owed $70,091 for these services.

The Partnership borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate, amounted to $281,361 in 1994, $287,091 in 1993 and $451,845 in
1992.   At October 31, 1994 and 1993 the balance due to the affiliate was $4,048,307.

Through October 31, 1994, the General Partners have deferred receipt of an aggregate amount of $2,429,016 of distributions to which they are entitled, including distributions of $154,633 for each of the years ended October 31, 1994, 1993 and 1992. Amounts deferred are charged against partners' capital and recorded as liabilities owing to the General Partners.

9.  Subsequent Events

On November 29, 1994, the Partnership paid a cash distribution of $3.75 per Unit to Limited Partners. The distribution was $386,583 with $347,925 of cash distributed to the Limited Partners and $38,658 due to the General Partners. The General Partners deferred receipt of their distribution.

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                     Supplementary Income Statement Information

                 For the years ended October 31, 1994, 1993 and 1992



                                                  Charged to costs and expenses

                                              1994           1993           1992

Maintenance and repairs                    $   84,201     $  154,074     $  108,028

Real estate taxes                           1,267,225      1,133,235      1,135,497

SCHEDULE XI

                        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                          Real Estate and Accumulated Depreciation
                                      October 31, 1994
                          Initial Cost to Partnership (A)
                                                                      Cost
                                                                   Capitalized
                                   Building and                   Subsequent to
Description           Land         Improvements      Total         Acquisition
Office/R&D
Building
Westwood, MA       $ 1,750,000      $6,780,006     $8,530,006     $1,994,607

Office Building
Washington, DC       1,186,400       7,402,062      8,588,462        623,828

Shopping Center
Altamonte
Springs, FL          2,300,000       7,626,517      9,926,517        870,005

Office Building
Los Angeles, CA      2,630,000      10,919,123     13,549,123        671,252

Office Buildings
Arlington
Heights, IL          2,280,000       7,860,616     10,140,616      1,779,155

Office Buildings
Charlotte, NC        1,934,000      17,186,456     19,120,456      3,103,952

                   $12,080,400     $57,774,780    $69,855,180     $9,042,799

                                              Gross Amount at which
                                            Carried at End of Period (B)


                     Losses on
                   Impairment of                    Buildings &
Description         Real Estate      Land           Improvements  Total
Office/R&D
Building
Westwood, MA       $     -         $ 1,750,000     $8,774,613     $10,524,613

Office Building
Washington, DC           -           1,186,400      8,025,890       9,212,290

Shopping Center
Altamonte
Springs, FL              -           2,450,000      8,346,522      10,796,522

Office Building
Los Angeles, CA     (6,129,699)      2,630,000      5,460,676       8,090,676

Office Buildings
Arlington
Heights, IL         (4,707,365)      2,280,000      4,932,406       7,212,406

Office Buildings
Charlotte, NC            -           1,934,000     20,290,408      22,224,408
                   $(10,837,064)   $12,230,400    $55,830,515     $68,060,915

                                                               Life on which
                                                               Depreciation
                                                             in Latest Income
                    Accumulated      Date of        Date      Statements is
Description        Depreciation    Construction   Acquired       Computed
Office/R&D
Building
Westwood, MA        $2,287,287       1983-1986    April 1984         5-40 years

Office Building
Washington, DC       2,791,613         1982       October 1984       5-40 years

Shopping Center
Altamonte
Springs, FL          2,150,063       1981-1985    October 1984       5-40 years

Office Building
Los Angeles, Ca      3,990,676          1984      October 1984       5-40 years

Office Buildings
Arlington
Heights, IL          3,562,406         1984       December 1984      5-40 years

Office Buildings
Charlotte, NC        6,772,967       1983-1985    July 1985          5-40 years

                   $21,555,012

Notes:

(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  No carrying costs have been capitalized subsequent to acquisition.  There is no difference between cost for financial reporting purposes and federal income tax purposes.
(B)  Reconciliation of real estate owned
        at October 31:                         1994           1993           1992
     Balance at beginning of period       $78,205,759     $77,479,180     $75,672,558
     Additions during period:
         Improvements                         692,220         726,579       1,806,622
     Losses on impairments of
        real estate                       (10,837,064)           -              -
     Balance at end of period             $68,060,915     $78,205,759     $77,479,180

(C)  Reconciliation of accumulated depreciation:

        Balance at beginning of period    $18,605,656     $15,782,880     $13,196,524
          Depreciation expense              2,949,356       2,822,776       2,586,356

          Balance end of period           $21,555,012     $18,605,656     $15,782,880

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None.

                                   PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The Partnership is a limited partnership which has no directors or officers.

       The directors and executive officers of the Managing General Partner are as follows:

                                                 Position with the
       Name                                   Managing General Partner


       William B. Smith               Chairman of the Board of Directors
       E. Davisson Hardman, Jr.       President and Director
       Lawrence Volpe                 Controller, Assistant Secretary and
                                      Director
       Ronald T. Carman               Secretary and Director

         All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the officers has been elected to serve until his successor is elected and qualifies.

       William B. Smith, age 51, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

       E. Davisson Hardman, Jr., age 45, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

       Lawrence Volpe, age 47, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

       Ronald T. Carman, age 43, is a Director and the Secretary of Dean Witter Realty, Inc. He is a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

       There is no family relationship among any of the foregoing persons.

ITEM 11.          EXECUTIVE COMPENSATION.

       The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners were entitled to receive cash distributions of $154,633 during each of the years ended October 31, 1994, 1993 and 1992, which they agreed to defer. At October 31, 1994, the General Partners have deferred receipt of a total of $2,429,016 of such distributions. The General Partners will no longer defer their share of cash distributions beginning with the cash distribution for the first fiscal quarter of 1995.

       The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 of the Notes to Consolidated Financial Statements in Item 8 above.

       The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.

       (a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

       (b) The directors of the Managing General Partner and the officers and directors of the Managing General Partner as a group own the following Units as of January 28, 1995:

   (1)                       (2)                                  (3)

                                                               Amount and
Title of              Name and Address                         Nature of
 Class                Beneficial Owner                     Beneficial Ownership
Limited            Directors and officers          Directly:  Four Units (.004
Partnership        of Managing General             percent of class)
Interests          Partner, as a group
                                                   Indirectly:  The Associate General
                   Dean Witter Realty Inc.         Partner, the limited partner of
                   2 World Trade Center            which includes officers and
                   New York, NY  10048             directors of the Managing General
                                                   Partner, owns five Units (.005
                                                   percent of class)

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

     All of the outstanding shares of common stock of the Managing General Partner are owned by Dean Witter Realty Inc. ("Realty"), a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc., which is a wholly-owned subsidiary of Realty. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

     The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a)  The following documents are filed as part of this Annual Report:

   1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

   2.   Financial Statement Schedules (see Index to Financial
        Statements filed as part of Item 8 of this Annual Report).

   3.   Exhibits
         (3) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-86041 is incorporated herein by reference.

         (4) Not applicable.

         (9) Not applicable.

        (10) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on October 17, 1984, October 25, 1984, October 31, 1984, December 20, 1984, July 30,
             1985 and October 29, 1985 and are incorporated herein by reference.

        (11) Not applicable.

        (12) Not applicable.

        (13) Not applicable.

        (18) Not applicable.

        (19) Not applicable.

        (22) Subsidiary: 1718 Connecticut, Ltd., a District of Columbia limited partnership.

        (23) Not applicable.

        (24) Not applicable.

        (25) Not applicable.

        (28) Not applicable.

        (29) Not applicable.

(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
By:  Dean Witter Realty Income Properties I Inc.
     Managing General Partner



By:  /s/E. Davisson Hardman                                 Date:  January 27, 1995
     E. Davisson Hardman, Jr.
     President


By:  /s/Lawrence Volpe                                      Date:  January 27, 1995
     Lawrence Volpe
     Controller
     (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner


/s/William B. Smith                                         Date:  January 27, 1995
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                                 Date:  January 27, 1995
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                           Date:  January 27, 1995
Lawrence Volpe
Director


/s/Ronald T. Carman                                          Date: January 27, 1995
Ronald T. Carman
Director