Form 10-Q
period 1995-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1995-03-17
CIK 726315

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended January 31, 1995

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

                    CONSOLIDATED BALANCE SHEETS

                                      January 31,
                                        1995        October 31,
                                     (Unaudited)       1994



                              ASSETS
Cash and short-term investments, at cost
 which approximates market          $  1,990,171   $  2,230,923

Real estate, at cost:
 Land                                 12,230,400     12,230,400
 Buildings and improvements           56,245,320     55,830,515
                                      68,475,720     68,060,915
 Accumulated depreciation             22,188,305     21,555,012
                                      46,287,415     46,505,903

Investment in joint venture            8,616,464      8,489,748

Deferred expenses, net                   402,290        418,725

Other assets                           1,158,405        966,034

                                    $ 58,454,745   $ 58,611,333

                 LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued
liabilities                         $    686,378   $    791,896

Security deposits                        182,096        167,218

Loan from affiliate                    4,048,307      4,048,307

Deferred distributions                 2,467,674      2,429,016
                                       7,384,455      7,436,437
Partners' capital (deficiency):
 General partners                     (3,260,484)    (3,250,024)
 Limited partners ($1,000 per Unit,
  92,780 Units issued)                54,330,774     54,424,920

  Total partners' capital             51,070,290     51,174,896

                                    $ 58,454,745   $ 58,611,333

See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       CONSOLIDATED STATEMENTS OF INCOME

                 Three months ended January 31, 1995 and 1994
                                  (Unaudited)


                                                1995          1994
Revenues:
  Rental                                   $ 1,755,391    $ 1,679,389
  Equity in earnings of joint venture          168,944        143,714
  Interest and other                            22,970         41,896
                                             1,947,305      1,864,999

Expenses:
  Property operating                           788,303        759,097
  Depreciation                                 633,293        708,874
  Amortization                                  51,864         61,226
  Interest                                      83,913        119,571
  General and administrative                   107,955        132,600
                                             1,665,328      1,781,368

Net income                                 $   281,977    $    83,631

Net income per Unit of limited
  partnership interest                         $  2.74        $   .81

See accompanying notes to consolidated financial statements.

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                      Three months ended January 31, 1995
                                  (Unaudited)




<capiton>
                                Limited      General
                                Partners     Partners       Total

Partners' capital (deficiency)
  at November 1, 1994         $ 54,424,920 $(3,250,024) $ 51,174,896

Net income                         253,779      28,198       281,977

Distributions                     (347,925)    (38,658)     (386,583)

Partners' capital (deficiency)
  at January 31, 1995         $ 54,330,774 $(3,260,484) $ 51,070,290

See accompanying notes to consolidated financial statements.
/TABLE

           DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

               CONSOLIDATED STATEMENTS OF CASH FLOWS

           Three months ended January 31, 1995 and 1994
                            (Unaudited)


                                           1995        1994



Cash flows from operating activities:
 Net income                              $  281,977 $    83,631
 Adjustments to reconcile net income
 to net cash provided by operating activities:
 Depreciation                               633,293     708,874
 Amortization                                51,864      61,226
 Equity in earnings of joint venture       (168,944)   (143,714)
  (Increase) decrease in operating assets:
  Deferred expenses                        ( 35,429)   ( 21,731)
  Other assets                             (192,371)     80,771
 (Decrease) increase in operating liabilities:
  Accounts payable and accrued liabilities (105,518)    (86,327)
  Security deposits                          14,878      (7,408)

    Net cash provided by operating
      activities                            479,750     675,322

Cash flows from investing activities:
 Additions to real estate                  (414,805)   (127,364)
 Investment in joint venture               (240,608)       -
 Distributions from joint venture           282,836     194,499

    Net cash (used in) provided by investing
      activities                           (372,577)     67,135

Net cash flows from financing activities:
 Distributions to Limited Partners         (347,925)    (347,925)

(Decrease) increase in cash and short-term
  investments                              (240,752)    394,532

Cash and short-term investments at
  beginning of year                       2,230,923   2,979,407

Cash and short-term investments at
  end of period                        $  1,990,171 $ 3,373,939

Supplemental disclosure of cash flow information:
  Cash paid for interest               $     83,913 $   119,571

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

2.  Related Party Transactions

    An affiliate of the Managing General Partner provided property management services for six properties for the three months ended January 31, 1995 and 1994. The Partnership paid the affiliate management fees of approximately $50,000 and $55,000 for the three months ended January 31, 1995 and 1994, respectively.

    Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1995 and 1994 the Partnership incurred approximately $69,800, each period for these services.

    As of January 31, 1995, the affiliate was owed a total of approximately $70,000 for these services.

    The Partnership borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate, amounted to $83,913 and $66,546 for the three months ended January 31, 1995 and 1994, respectively.

    Through January 31, 1995 the General Partners have deferred receipt of an aggregate amount of $2,467,674 of distributions to which they are entitled. Amounts deferred are charged against partners' capital and recorded as liabilities to the General Partner.

3.  Cash Distributions

    On November 29, 1994, the Partnership paid distributions of
    $3.75 per Unit to Limited Partners. The distribution aggregated $386,583 with $347,925 of cash distributed to the Limited
    Partners and $38,658 due to the General Partners. The General Partners deferred receipt of their distribution.

    On February 28, 1995, the Partnership paid a distribution of $5.00 per Unit to Limited Partners. The distribution aggregated $515,444 with $463,900 distributed to the Limited Partners and $51,544 to the General Partners.

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

    The Partnership's liquidity depends on the cash flow from operations of its properties, expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the first quarter of 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

    In the first quarter of 1995, Partnership distributions to investors and capital expenditures exceeded cash flow from operations and distributions received from the joint venture investment, primarily as a result of capital contributions of approximately $241,000 to the Century Square joint venture for leasing commissions incurred to restructure the Countrywide Credit Industries, Inc. leases as described below, and tenant improvements of approximately $364,000 paid at Westwood 10 in connection with the leasing of approximately 30% of the building's net rentable space. The Partnership expects that cash flows from operations and joint venture distributions will be sufficient to fund capital expenditures and distributions to investors for the remainder of 1995. The Partnership increased the cash distribution rate from 1.5% to 2% per Unit beginning with the cash distribution for the first fiscal quarter of 1995 which was paid on February 28, 1995.
In addition, the General Partners will no longer defer their share of cash distributions beginning with the cash distribution for the first fiscal quarter of 1995.

    Effective January 1995, the lease term of Countrywide Credit Industries, Inc., the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain at the 1994 rate through the year 2004 rather than increasing, as provided under the original leases. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Southern California, as discussed below under Operations, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of fifteen years at a higher level than comparable current market rents.

    As of January 31, 1995, $4,048,307 was outstanding on a demand loan from an affiliate of the Managing General Partner. The loan bears interest at the prime rate (9% as of January 31, 1995).

    In December 1992, the Partnership established a $3.8 million line of credit with a bank. Borrowings bore interest, payable monthly, at the prime rate plus three quarters percent and were repayable in 18 consecutive equal payments beginning September 1, 1994. In September 1994, the loan was repaid in its entirety.

    On February 28, 1995 the Partnership paid the first quarter cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515.444 with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operations for the three-month period ended January 31, 1995 compared to 1994 are primarily attributable to the following:

The increase in rental income is primarily due to increased average occupancy levels at Westwood 10 and Arlington Business Center during the first quarter of 1995.

The increase in property operating expenses relates primarily to painting and decorating expenses incurred at North Lake Plaza and increased average occupancies at Westwood 10 and Arlington Business Center during the first quarter of 1995.

The decrease in depreciation expense is due to the lower depreciable basis of the Harborgate office building and Arlington Business
Center properties, as a result of writedowns recorded in October
1994.

The decrease in interest expense is primarily due to the repayment of the bank loan in September, 1994, partially offset by higher interest rates in 1995 on the loan from the affiliate.

    A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

    In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 15%, and it is expected to deteriorate in the near term primarily, as a result of the downsizing of Countrywide Credit and another large employer in the market. However, Century Square remained 100% leased as of January 31, 1995. Countrywide Credit Industries, Inc.'s occupancy at the property remained at approximately 83%.

    The Los Angeles, California office market, the location of Harborgate, is weak primarily as a result of cuts in the defense and aerospace industries. The vacancy rate (including sublet space) in this market is approximately 29%. During the first quarter of 1995, occupancy at the property increased slightly from 88% to 89%. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property's net rentable space, expires on October 31, 1995.

    Arlington Business Center, located in Arlington Heights,
Illinois, had been negatively impacted by the oversupply of research and development buildings in its market area. The vacancy rate in this market is currently 20%. However, as of January 31, 1995, occupancy at the property remained at 100%.

    Westwood 10, located in Westwood, Massachusetts, has also been subject to significant competition from an oversupply of research and development buildings primarily, as a result of the severe contraction experienced by the primary users of research and development type space. However, recently vacancy rates in this market have decreased slightly and market rents have increased slightly. The vacancy rate in this market is approximately 12%. During the first quarter of 1995, occupancy at the property increased from 55% to 85% as a result of the Partnership signing a lease with a major surgical products company.

    The Washington D.C., office market in which 1718 Connecticut is located has begun to improve. During the first quarter of 1995, occupancy at the property increased from 88% to 100%.

    The Charlotte, North Carolina office market vacancy rate is approximately 7%, there is little new construction, and market rental rates have increased slightly. During the first quarter of 1995, occupancy at the property increased from 93% to 96%.

    Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property remained at 91% as of January 31, 1995.

Inflation

Inflation has been consistently low during the periods presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

           DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.





PART II - OTHER INFORMATION

Item 1.Legal Proceedings - not applicable.

Item 2.Changes in Securities - not applicable.

Item 3.Defaults upon Senior Securities - not applicable.

Item 4.Submission of Matters to a Vote of Security Holders - not applicable.

Item 5.Other Information - not applicable.

Item 6.Exhibits and Reports on Form 8-K.

   a)  Exhibits - not applicable.

   b)  Reports on Form 8-K - none

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


                                     DEAN WITTER REALTY INCOME
                                       PARTNERSHIP I, L.P.


                                By:  Dean Witter Realty Income
                                       Properties I Inc.
                                     Managing General Partner



Date:  March 17, 1995           By:  /s/E. Davisson Hardman, Jr.
                                     E. Davisson Hardman, Jr.
                                     President



Date:  March 17, 1995           By:  /s/Lawrence Volpe
                                     Lawrence Volpe
                                     Controller
                                     (Principal Financial and
                                     Accounting Officer)