Form 10-Q
period 1995-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1995-06-14
CIK 726315

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended April 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED BALANCE SHEETS


                                                     April 30,       October 31,
                                                       1995             1994


                                      ASSETS
Cash and cash equivalents, at cost
  which approximates market                       $  2,273,219      $  2,230,923

Real estate, at cost:
  Land                                              12,230,400        12,230,400
  Buildings and improvements                        56,461,223        55,830,515
                                                    68,691,623        68,060,915
  Accumulated depreciation                          22,842,844        21,555,012
                                                    45,848,779        46,505,903

Investment in joint venture                          8,469,413         8,489,748

Deferred expenses, net                                 351,619           418,725

Other assets                                         1,243,456           966,034

                                                  $ 58,186,486      $ 58,611,333

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities          $    579,409      $    791,896

Security deposits                                      183,931           167,218

Loan from affiliate                                  4,048,307         4,048,307

Deferred distributions                               2,467,674         2,429,016
                                                     7,279,321         7,436,437
Partners' capital (deficiency):
  General partners                                  (3,276,796)       (3,250,024)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                            54,183,961        54,424,920

    Total partners' capital                         50,907,165        51,174,896

                                                  $ 58,186,486      $ 58,611,333

See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         CONSOLIDATED STATEMENTS OF INCOME

                Three and six months ended April 30, 1995 and 1994



                                     Three months ended       Six months ended
                                         April 30,               April 30,
                                     1995           1994     1995           1994

Revenues:

  Rental                          $1,863,668  $1,942,096   $3,619,059  $3,621,485
  Equity in earnings of joint
    venture                          116,273     145,143      285,217     288,857
  Interest and other                  35,263      35,442       58,233      77,338
                                   2,015,204   2,122,681    3,962,509   3,987,680
Expenses:

  Property operating                 769,247     860,989    1,557,550   1,620,086
  Depreciation                       654,539     731,660    1,287,832   1,440,534
Amortization                          52,031      74,503      103,895     135,729
Interest                              86,658     115,615      170,571     235,186
  General and administrative         100,410     117,600      208,365     250,200
                                   1,662,885   1,900,367    3,328,213   3,681,735

Net income                        $  352,319  $  222,314   $  634,296  $  305,945

Net income per Unit of limited
  partnership interest                 $3.41       $2.16        $6.15       $2.97

See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                          Six months ended April 30, 1995


                                    Limited           General
                                    Partners          Partners          Total

Partners' capital (deficiency)
  at November 1, 1994             $ 54,424,920      $(3,250,024)    $ 51,174,896

Net income                             570,866           63,430          634,296

Distributions                         (811,825)         (90,202)        (902,027)

Partners' capital (deficiency)
  at April 30, 1995               $ 54,183,961      $(3,276,796)    $ 50,907,165


See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended April 30, 1995 and 1994
                                                       1995             1994
Cash flows from operating activities:
  Net income                                         $  634,296      $   305,945
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation                                      1,287,832        1,440,534
    Amortization                                        103,895          135,729
    Equity in earnings of joint venture                (285,217)        (288,857)
    (Increase) in operating assets:
      Deferred expenses                                 (36,789)        (113,991)
      Other assets                                     (277,422)        (213,928)
    (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities         (212,487)        (265,598)
      Security deposits                                  16,713           (5,839)

        Net cash provided by operating activities     1,230,821          993,995

Cash flows from investing activities:
  Additions to real estate                             (630,708)        (481,794)
  Investments in joint venture                         (240,608)          (6,466)
  Distributions from joint venture                      546,160          633,977

        Net cash (used in) provided by investing
          activities                                   (325,156)         145,717

Net cash flows from financing activities:
  Cash distributions                                   (863,369)        (695,850)

Increase in cash and cash equivalents                    42,296          443,862

Cash and cash equivalents at beginning of year        2,230,923        2,979,407

Cash and cash equivalents at end of period         $  2,273,219      $ 3,423,269

Supplemental disclosure of cash flow information:
  Cash paid for interest                           $    170,571      $   235,186

See accompanying notes to consolidated financial statements.
</table
               DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Notes to Consolidated Financial Statements



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

Net income per Unit of limited partnership amounts are calculated by dividing net income allocated to the Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim period.

2.    Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties for the six months ended April 30, 1995 and 1994. The Partnership paid the affiliate management fees of $104,975 and $111,852 for the six months ended April 30, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1995 and 1994 the Partnership incurred approximately $139,000, each period for these services.

As of April 30, 1995 the affiliates were owed a total of $87,496 for these services.

The Partnership borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate, amounted to $170,571 and $129,541 for the six months ended April 30, 1995 and 1994, respectively.

Through January 31, 1995 the General Partners deferred receipt of distributions aggregating $2,467,674 to which they are entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently.

3.    Cash Distributions

On May 30, 1995, the Partnership paid a distribution of $5.00 per Unit to partners. The distribution aggregated $515,444 with $463,900 distributed to the Limited Partners and $51,544 to the General Partners.


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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been, and may continue to be slow, because tenant demand is weak as a result of continued downsizing by many major corporations. Increased consumer spending has helped the retail property market although increased interest rates have slowed spending.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the six months ended April 30, 1995, Partnership cash flow from operations and distributions received from the joint venture exceeded distributions to partners and capital expenditures. The Partnership expects that such cash flows for the remainder of 1995 will be sufficient to fund capital expenditures and distributions to partners. The Partnership increased the cash distribution rate from 1.5% to 2% per Unit beginning with the first quarter cash distribution paid on February 28, 1995. Also, beginning with the first quarter cash distribution, the General Partners no longer defer their distributions.

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

The Partnership contributed approximately $241,000 to the Century Square joint venture for its share of leasing commissions in connection with the new Countrywide lease.

During the six months ended April 30, 1995, the Partnership incurred approximately $667,000 of capital expenditures, primarily in connection with the leasing of space at the Westwood 10 and Carmel Park office buildings.

The increase in other assets during the six months ended April 30, 1995 primarily result from increases in the accrual to recognize rental revenue on a straight-line basis.

As of April 30, 1995, $4,048,307 was outstanding on a loan from an affiliate of the Managing General Partner. The loan bears interest at the prime rate (9% as of April 30, 1995).

The Partnership had established a $3.8 million line of credit with a bank in December 1992. In September 1994, the loan, which bore interest at the prime rate plus three quarters percent, was repaid in its entirety.

On May 30, 1995 the Partnership paid the second quarter cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515.444 with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operations for the three and six-month periods ended April 30, 1995 compared to 1994 are primarily attributable to the following:

The decrease in rental revenues for the three months ended April 30, 1995 results from a reduction in the pass-through of costs at the Arlington Business Center and North Lake Plaza, partially offset by increases in rent resulting from increased occupancies at the Westwood 10 and Arlington properties.

The decrease in equity in earnings of joint venture for the three months ended April 30, 1995 primarily results from a reduction in the pass-through of costs at the Century Square property.

The decrease in property operating expenses for the three months ended April 30, 1995 relates primarily to decreased operating costs at the Arlington and 1718 Connecticut properties; the decrease in property operating expenses for the six-month period ended April 30, 1995 relates primarily to decreased operating costs at the Arlington property only.


The decreases in depreciation expense are due to the lower depreciable basis of the Harborgate office building and Arlington Business Center properties, as a result of writedowns recorded in October 1994.

The decreases in interest expense are primarily due to the repayment of the bank loan in September 1994, partially offset by higher interest rates in 1995 on the loan from affiliate.

A summary of the office, retail and research and development building markets where the Partnership's properties are located, and the performance of each property, is as follows:

In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 15%, and it is expected to increase in the near term, primarily as a result of the downsizing of large employers in the market. However, Century Square remained 100% leased during the six months ended April 30, 1995. Countrywide Credit continues to occupy approximately 82% of the property's space.

The Los Angeles, California office market, the location of Harborgate, is weak, primarily as a result of cuts in the defense and aerospace industries. The vacancy rate (including sublet space) in this market is approximately 24%. During the three months ended April 30, 1995, occupancy at the property decreased from 89% to 87%. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property, expires on October 31, 1995.

Although Arlington Business Center, located in Arlington Heights, Illinois, had been negatively impacted by the oversupply of research and development buildings in its market area, the vacancy rate in this market has decreased slightly, to approximately 18%. During the six months ended April 30, 1995, occupancy at the property remained at 100%. Leases covering approximately 16% of the property's space expire in 1996.

Westwood 10, located in Westwood, Massachusetts, has also been subject to significant competition from an oversupply of research and development buildings, primarily as a result of the contraction experienced by the primary users of this type of space. However, recently vacancy rates in this market have decreased slightly and market rents have increased slightly. The vacancy rate in this market is approximately 12%. During the six months ended April 30, 1995, occupancy at the property remained at 85%; however, a tenant vacated 12% of the property's space upon the expiration of its lease in May 1995.

The Washington D.C., office market in which 1718 Connecticut is located has a vacancy rate of approximately 9%. However, during the three months ended April 30, 1995, occupancy at the property remained at 100%.

The Charlotte, North Carolina office market in which Carmel Park is located, has a vacancy rate of approximately 7%. There is little new construction, and market rental rates have increased slightly. During the three months ended April 30, 1995, occupancy at the property increased from 96% to 98%.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. However, during the six months ended April 30, 1995, occupancy at the property remained at 91%.

Inflation

Inflation has been consistently low during the periods presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

               DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.





PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits - not applicable

     b)   Reports on Form 8-K -
            Report dated April 3, 1995 of the Valuation per Unit of Limited Partnership Interest at December 31, 1994.

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


                                         DEAN WITTER REALTY INCOME
                                           PARTNERSHIP I, L.P.


                                    By:  Dean Witter Realty Income
                                           Properties I Inc.
                                         Managing General Partner



Date:  June 14, 1995                By:  /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  June 14, 1995                By:  /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                         Accounting Officer)


