Form 10-Q
period 1995-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1995-09-14
CIK 726315

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                For the period ended July 31, 1995

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                           CONSOLIDATED BALANCE SHEETS

                                                   July 31,         October 31,
                                                     1995              1994


                                     ASSETS
Cash and cash equivalents, at cost
 which approximates market                       $  3,064,545      $  2,230,923

Real estate, at cost:
 Land                                              12,230,400        12,230,400
 Buildings and improvements                        56,516,026        55,830,515
                                                   68,746,426        68,060,915
 Accumulated depreciation                          23,462,229        21,555,012
                                                   45,284,197        46,505,903

Investment in joint venture                         8,461,468         8,489,748

Deferred expenses, net                                301,985           418,725

Other assets                                        1,182,486           966,034

                                                 $ 58,294,681      $ 58,611,333

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities         $    867,618      $    791,896

Security deposits                                     201,364           167,218

Loan from affiliate                                 4,032,527         4,048,307

Deferred distributions                              2,467,674         2,429,016
                                                    7,569,183         7,436,437
Partners' capital (deficiency):
  General partners                                 (3,294,963)       (3,250,024)
  Limited partners ($1,000 per Unit,
     92,780 Units issued)                          54,020,461        54,424,920

     Total partners' capital                       50,725,498        51,174,896
                                                 $ 58,294,681      $ 58,611,333

              See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED STATEMENTS OF INCOME

                   Three and nine months ended July 31, 1995 and 1994

                                        Three months ended          Nine months ended
                                            July 31,                     July 31,
                                         1995         1994           1995          1994
Revenues:

  Rental                              $1,657,631   $1,765,415    $5,276,690   $5,386,900
  Equity in earnings of joint venture    124,717      135,341       409,934      424,198
  Interest and other                      58,659       48,373       116,892      125,711
                                       1,841,007    1,949,129     5,803,516    5,936,809
Expenses:

  Property operating                     653,144      676,930     2,210,694    2,297,016
  Depreciation                           619,385      727,705     1,907,217    2,168,239
  Amortization                            52,071       64,244       155,966      199,973
  Interest                                76,268      135,058       246,839      370,244
  General and administrative             106,362      105,512       314,727      355,712
                                       1,507,230    1,709,449     4,835,443    5,391,184

Net income                            $  333,777   $  239,680    $  968,073   $  545,625

Net income per Unit of limited
  partnership interest                     $3.24        $2.32         $9.39        $5.29

See accompanying notes to consolidated financial statements.

                      DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                             Nine months ended July 31, 1995


                                        Limited             General
                                        Partners            Partners            Total

Partners' capital (deficiency)
  at November 1, 1994                 $ 54,424,920        $(3,250,024)      $ 51,174,896

Net income                                 871,266             96,807            968,073

Distributions                           (1,275,725)          (141,746)        (1,417,471)

Partners' capital (deficiency)
  at July 31, 1995                    $ 54,020,461        $(3,294,963)      $ 50,725,498



See accompanying notes to consolidated financial statements.
/TABLE

                      DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Nine months ended July 31, 1995 and 1994


                                                              1995               1994
Cash flows from operating activities:
  Net income                                               $  968,073        $   545,625
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation                                           1,907,217          2,168,239
     Amortization                                             155,966            199,973
     Equity in earnings of joint venture                     (409,934)          (424,198)
     Increase in operating assets:
       Deferred expenses                                      (39,226)          (113,991)
       Other assets                                          (216,452)          (407,428)
     (Decrease) increase in operating liabilities:
       Accounts payable and accrued liabilities                75,722             42,598
       Security deposits                                       34,146             (3,675)

         Net cash provided by operating activities          2,475,512          2,007,143

Cash flows from investing activities:
  Additions to real estate                                   (685,511)          (549,755)
  Investments in joint venture                               (302,982)            (8,239)
  Distributions from joint venture                            741,196            813,053

         Net cash (used in) provided by investing
           activities                                        (247,297)           255,059

Cash flows from financing activities:
  Cash distributions                                       (1,378,813)        (1,043,775)
  Repayment of loan from affiliate                            (15,780)              -

       Net cash used in fiancing activities                (1,394,593)        (1,043,775)

Increase in cash and cash equivalents                         833,622          1,218,427

Cash and cash equivalents at beginning of year              2,230,923          2,979,407

Cash and cash equivalents at end of period               $  3,064,545        $ 4,197,834

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    246,839        $   370,244

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

2.      Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties for the nine months ended July 31, 1995 and 1994. The Partnership paid the affiliate management fees of approximately $161,000 and $167,000 for the nine months ended July 31, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the nine months ended July 31, 1995 and 1994, the Partnership incurred approximately $209,000 for these services.

As of July 31, 1995 the affiliates were owed a total of approximately $73,000 for these services.

The Partnership borrowed funds from an affiliate of the Managing General Partner. Interest expense, which was calculated at the prime rate (8.75% as of July 31, 1995), amounted to $246,839 and $202,437 for the nine months ended July 31, 1995 and 1994, respectively.

Through January 31, 1995 the General Partners deferred receipt of distributions aggregating $2,467,674 to which they are entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently.

3.      Cash Distributions

On August 30, 1995, the Partnership paid a distribution of $5.00 per Unit to partners. The distribution aggregated $515,444 with $463,900 distributed to the Limited Partners and $51,544 to the General Partners.

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

Many real estate markets are stabilizing, primarily due to the continued absence of significant construction activity. However, the recovery of the office market has been and may continue to be slow, because tenant demand is weak, as a result of slow job growth. Also, retail sales generally remain sluggish.

Real estate markets are generally divided into sub-markets by geographic location and property type. Not all sub-markets have been affected equally by the above factors.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the nine months ended July 31, 1995, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

During the nine months ended July 31, 1995, Partnership cash flow from operations and distributions received from the joint venture exceeded distributions to partners and capital expenditures. The Partnership expects that such cash flows for the remainder of 1995 will be sufficient to fund capital expenditures and distributions to partners. The Partnership increased the cash distribution rate from 1.5% to 2% per Unit beginning with the first quarter cash distribution paid on February 28, 1995. Also, beginning with the first quarter cash distribution, the General Partners no longer defer their distributions.

Effective January 1, 1995, the lease term of Countrywide Credit Industries, Inc., the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain at the 1994 rate through the year 2004 rather than increasing, as provided under the original leases. After 2004, rents will increase ten percent for the remainder of the lease term. Considering the current market and economic conditions in Southern California, as discussed below under Operations, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable. The cash flow from this property is expected to be stable for a total of fifteen years at a higher level than comparable current market rents.

During the nine months ended July 31, 1995, the Partnership incurred approximately $725,000 of capital expenditures, primarily in connection with the leasing of space at the Westwood 10 and Carmel Park office buildings. The Partnership also contributed approximately $303,000 to the Century Square joint venture, primarily for its share of leasing commissions in connection with the new Countrywide lease.

As of July 31, 1995, the Partnership has commitments to fund approximately $200,000 of capital expenditures at its owned properties, primarily relating to its Carmel Park property. The Partnership also has commitments to contribute approximately $125,000, its share of capital expenditures, to the Century Square Joint Venture.

The increase in other assets during the nine months ended July 31, 1995, primarily results from increases in tenant accounts receivable and the accrual to recognize rental revenue on a straight-line basis.

The Partnership had established a $3.8 million line of credit with a bank in December 1992. In September 1994, the loan, which bore interest at the prime rate plus three quarters percent, was repaid in its entirety.

On August 30, 1995 the Partnership paid the third quarter cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515.444 with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operations for the three and nine-month periods ended July 31, 1995 compared to 1994 are primarily attributable to the following:

The decreases in rental revenues result from a reduction in the pass-through of costs at the Arlington Business Center and decreases in rent resulting from lower occupancy at the Harborgate property, partially offset by increases in rent resulting from increased occupancy at the Westwood 10 property.

The decrease in property operating expenses for the nine months ended July 31, 1995 relates primarily to decreased real estate tax costs at the Harborgate and 1718 Connecticut properties. During the three months ended July 31, 1995, such decreases were partially offset by increased operating costs at the Arlington property.

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

A summary of the office, retail and research and development building markets where the Partnership's properties are located, and the performance of each property, is as follows:

In Pasadena, California, the location of the Century Square office building, the office market overall vacancy rate is approximately 15%. However, Century Square remained 100% leased during the nine months ended July 31, 1995. Countrywide Credit continues to occupy approximately 82% of the property's space.

The Los Angeles, California office market, the location of Harborgate, is weak, primarily as a result of cuts in the defense and aerospace industries. Recently, the vacancy rate (including sublet space) in this market has increased to approximately 33%. During the three months ended July 31, 1995, occupancy at the property decreased to 82%. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property, expires on October 31, 1995. The Partnership is negotiating with U.S. Sprint to renew the lease; however, it is too soon to know if such negotiations will be successful.

In Arlington Heights, Illinois, the location of Arlington Business Center, the research and development market vacancy rate is approximately 15%. During the nine months ended July 31, 1995, occupancy at the property remained at 100%. Leases covering approximately 16% of the property's space expire in 1996.

Westwood 10, located in Westwood, Massachusetts, has also been subject to significant competition from an oversupply of research and development buildings, primarily as a result of the contraction experienced by the primary users of this type of space. Although the vacancy rate in this market is still high, vacancy rates have decreased slightly and market rents have increased slightly. During the three months ended July 31, 1995, occupancy at the property remained at 85%.

The Washington D.C., office market in which 1718 Connecticut is located has a vacancy rate of approximately 8%. However, during the three months ended July 31, 1995, occupancy at the property remained at 100%.

The Charlotte, North Carolina office market in which Carmel Park is located, has a vacancy rate of approximately 5%. In this market, there is little new construction, and rental rates have increased slightly. During the three months ended July 31, 1995, occupancy at the property remained at 98%.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and high vacancy rates for small tenant space. During the nine months ended July 31, 1995, occupancy at the property remained at 91%.

Inflation

Inflation has been consistently low during the periods presented in the financial statements, and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Not applicable

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


                                             DEAN WITTER REALTY INCOME
                                               PARTNERSHIP I, L.P.


                                       By:   Dean Witter Realty Income
                                               Properties I Inc.
                                             Managing General Partner



Date:  September 14, 1995              By:   /s/E. Davisson Hardman, Jr.
                                             E. Davisson Hardman, Jr.
                                             President



Date:  September 14, 1995              By:   /s/Lawrence Volpe
                                             Lawrence Volpe
                                             Controller
                                             (Principal Financial and
                                              Accounting Officer)