Form 10-K
period 1995-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1996-01-29
CIK 726315

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K

[ X ]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended October 31, 1995

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

                              DOCUMENTS INCORPORATED BY REFERENCE
                                             None

PART I.


ITEM 1.   BUSINESS.

      The Registrant, Dean Witter Realty Income Partnership I, L.P. (the "Partnership"), is a limited partnership formed in August 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

      The Managing General Partner of the Partnership is Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates I, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates I Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 8 to the Consolidated Financial Statements in Item 8 and in
Item 13.

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

      The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is included in the Partnership's Financial Statements in Item 8 below.

      The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located. Further information regarding competition and market conditions where the Partnership's properties are located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Partnership has no employees.

      All of the Partnership's business is conducted in the United
States.



ITEM 2.   PROPERTIES.

      The Partnership's principal offices are located at Two World Trade
Center, New York, New York 10048. The Partnership has no other offices.

      The Partnership owns directly or through a partnership interest the following seven property interests, none of which is encumbered by mortgage debt.  Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses.  In the opinion of the Managing General
Partner, all of the properties are adequately covered by insurance.
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

ITEM 3.     LEGAL PROCEEDINGS.

On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The defendants have not yet responded to the complaint. The defendants intend to vigorously defend the action.

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

            As of January 25, 1996 there were 14,898 holders of limited partnership interests.

            The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

            The Partnership paid quarterly cash distributions during the year ended October 31, 1995 aggregating $18.75 per Unit to the Limited Partners. The total distribution aggregated $1,932,915 with $1,739,625 distributed to the Limited Partners and $193,290 to the General Partners. For the year ended October 31, 1994, the Partnership paid quarterly cash distributions aggregating $15.00 per Unit to the Limited Partners. The total distribution aggregated $1,546,333 with $1,391,700 distributed to the Limited Partners and $154,633 due to the General Partners.

            On November 28, 1995, the Partnership paid a cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515,444 with $463,900 of cash distributed to the Limited Partners and $51,544 due to the General Partners.

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

            Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

ITEM 6.     SELECTED FINANCIAL DATA.

            The following sets forth a summary of the selected financial data for the Partnership:
                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       For the years ended October 31, 1995, 1994, 1993, 1992 and 1991

                                    1995          1994            1993           1992           1991
Total revenues                $  8,000,566    $  7,900,587     $ 7,211,147    $ 6,980,117    $ 7,640,551
                                                           1
Net (loss) income             $  1,535,137    $(10,175,630)    $   191,052    $   459,493    $ 1,340,196
Net (loss) income per
  Unit of
  limited
  partnership
  interest                         $ 14.89         $(98.71)         $ 1.85         $ 4.46         $13.00

Cash distributions
  paid per Unit
  of limited
  partnership
  interest2                       $  18.75         $ 15.00     $     15.00    $     15.00    $     27.50

Total assets at
  October 31                   $58,295,735     $58,611,333     $73,292,198    $74,016,333    $74,968,981

Loan payable to bank
    due after one year
    (See note 6 to the
    financial statements)      $      -        $      -       $  2,785,665    $     -        $     -

The above financial data should be read in conjunction with the consolidated financial statements and the related notes appearing in Item 8.

1.  Includes a $10.8 million loss on impairment recorded for the Arlington Business Center and
    Harborgate properties.  See Item 7 and Item 8 Financial Statements, Note 4.

2.  Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $3.86, $15.00, $13.15, $10.54 and $14.50 for the years ended October 31, 1995, 1994,
    1993, 1992 and 1991, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.



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

     The condition of the real estate market varies among different regions of the country and by property type. The relative absence of office construction as well as growth in business services has resulted in absorption of office space in cities such as Boston, Charlotte and suburban Chicago (locations of Westwood 10, Carmel Park, and Arlington Business Center, respectively). In contrast, office vacancy levels in southern California (locations of Harborgate and Century Square) remain essentially unchanged from the prior year as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. Office/research and development properties in certain regions are benefiting from growth in the computer, communications and electronics industries. At retail properties, the demand for space for the first half of 1995 was subdued as a result of generally sluggish retail sales and competition from large power centers, discounters and reorganized department stores.

     The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of space. In 1995 all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so.

     In 1995, Partnership cash flow from operations and distributions received from its joint venture investment exceeded distributions to investors and capital expenditures. The Partnership expects that such cash inflows will be sufficient to fund capital expenditures and distributions to investors in 1996. The Partnership increased the cash distribution rate from 1.5% to 2% per Unit beginning with the cash distribution for the first fiscal quarter of 1995 which were paid in February 1995. In addition, beginning with that distribution, the General Partners no longer defer their share of cash distributions.

     In 1995, the Partnership incurred approximately $782,000 of tenant improvements and leasing commissions, of which approximately $480,000 was related to the Westwood 10 property, and approximately $141,000 was related to the Carmel Park I and II properties. The Partnership also contributed approximately $388,000 to the Century Square joint venture, primarily for its share of leasing commissions in connection with the new Countrywide lease described below.

     Effective January 1, 1995, the lease term of Countrywide Credit Industries, Inc., the largest tenant at the Century Square office building, was extended from March 2000 to March 2010. The rental rate will remain at the 1994 rate through 2004, rather than increasing, as provided for under the original leases. After 2004, rents will increase ten percent for the remainder of the lease term. The restructured lease is expected to result in stable cash flow from the property for a total of fifteen years, at a higher level than comparable current market rents. Given the current market and economic conditions in Pasadena, CA, and the credit-worthiness of Countrywide, the Managing General Partner considers the terms of the new agreement favorable.

     Prior to 1990, the Partnership had borrowed funds from an affiliate of the Managing General Partner to fund tenant improvements, capital expenditures and other partnership expenditures. As of October 31, 1995, $4,032,527 was outstanding on this loan. The loan bears interest at the prime rate (8.75% as of October 31, 1995). Interest expense on the affiliate loan amounted to $342,221, $281,361 and $287,091 for the years ended October 31, 1995, 1994 and 1993, respectively.

     On November 28, 1995 the Partnership paid the fourth quarter cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515,444 with $463,900 of cash distributed to the Limited Partners and $51,544 to the General Partners.

     Except as described above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way.

     Operations

     Fluctuations in the Partnership's operating results for the year ended October 31, 1995 compared to 1994 and for the year ended October 31, 1994 compared to 1993 are primarily attributable to the following:

     The slight decrease in rental revenue in 1995 compared to 1994 resulted primarily from lower rental revenue on new leases at the Arlington Business Center offset by increases in rent resulting from increased occupancy at the Westwood 10 property. The increase in rental revenue in 1994 compared to 1993 was primarily attributable to increased average occupancy levels at 1718 Connecticut and Westwood 10 during 1994. As described earlier, the lease rate for Countrywide Credit, the largest tenant at the Century Square property, will remain level through 2004.

     The increase in interest and other revenue in 1995 compared to 1994 is primarily due to tenant reimbursements at Arlington. Interest income also increased because of increases in the amount of funds invested as well as increases in interest rates. The decrease in 1994 compared to 1993 is primarily due to the receipt of lease termination fees in 1993 of $52,500 from a tenant at the Arlington Business Center and $160,000 from another tenant at Carmel Park I. This decrease was partially offset by an increase in interest income resulting from greater funds invested in short-term investments as well as an increase in interest rates.

     The decrease in property operating expenses for the year ended 1995 when compared to 1994 is primarily due to real estate tax refunds at the 1718 Connecticut and Harborgate properties. The increase in operating expense in 1994 compared to 1993 is primarily attributable to increases in real estate taxes in 1994 at Arlington Business Center as a result of an increase in the assessed value of the property and at Harborgate because of the absence of a refund which had been received in 1993. These increases were partially offset by a real estate tax refund received at Westwood 10 in 1994.

     The decreases in depreciation and amortization for the year ended 1995 compared to 1994 are due to the lower depreciable basis of the Harborgate office building and Arlington Business Center properties, as a result of writedowns recorded in October 1994. The increases in depreciation and amortization in 1994 compared to 1993 correspond to increased expenditures for tenant improvement and leasing commissions in 1994.

     The decrease in general and administrative expense in 1994 as compared to 1993 is primarily due to decreased legal fees in 1994.

     In fiscal 1994, the Partnership recorded losses on impairment of the Harborgate and Arlington Business Center properties. See Note 4 to the Consolidated Financial Statements in Item 8.

     A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

     In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to remain at approximately the same level as there has been a noticeable lack of movement in that market. However, Century Square remained 100% leased during the year. The property's largest tenant, Countrywide Credit, occupied 84% of the properties rentable space. No leases are due to expire in 1996.

     The Los Angeles, California office market, the location of Harborgate, is weak primarily as a result of cuts in the defense and aerospace industries. The vacancy rate (including sublet space) in this market has increased to approximately 29%. Although the property is well located within this market, there are limited number of tenants seeking to lease space in this area. Reduced tenant demand, an oversupply of available space and competition from surrounding office markets impedes improvement in this market. At October 31, 1995, occupancy at the property was 84%. The property is leased to 10 tenants. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property's net rentable space, was renewed until October 31, 2000 subject to certain termination rights. Included in the U.S. Sprint lease renewal are tenant improvement costs approximating $490,000 to be spent by the Partnership over the next two to three years. Lease expirations in 1996 total 9.8% of the total rentable space.

     Arlington Business Center, a research and development building is located in Arlington Heights, Illinois. An improved midwest economy and the absence of office construction during the past few years have reduced office vacancy levels in this suburban Chicago market. The vacancy rate in this market is approximately 17%. However, as of October 31, 1995, occupancy at the property was 95%. The property is leased to 8 tenants. Tenants occupying more than 10% of rentable space are Racal Data Communications, CTC International, Inc., Digital Equipment, Electronic Prepress and Pitney Bowes. Digital Equipment lease was due to expire in 1996, but Digital renewed for five years.
No other leases expire in 1996.

     Westwood 10, located in Westwood, Massachusetts, has recently experienced some easing of the oversupply of research and development buildings. The vacancy rate in this market is approximately 22%. As of October 31, 1995, the property was 85% leased to 6 tenants. Tenants occupying more than 10% of rentable space are Executone Information Systems, Mobile Media X-Ray, and Mitek Surgical Products. Leases totaling 3.3% of rental space expire in 1996.

     The Washington D.C., office market in which 1718 Connecticut is located has a vacancy rate of approximately 12%. As of October 31, 1995, occupancy at the property was 100%. The property is leased to 9 tenants. Tenants occupying more than 10% of rentable space are Policy Studies Association, Island Press, Embassy of Argentina, Association of American Publishers, and the Door Store. No leases expire in 1996.

     The Charlotte, North Carolina office market, in which Carmel Park is located, has a vacancy rate of approximately 4%. In this market, there is little new construction and rental rates have increased slightly. Carmel Park's occupancy was 98% as of October 31, 1995. The property is leased to 18 tenants. Tenants occupying more than 10% of rentable space are CIGNA and Royal Indemnity. Leases totaling less than 1% of rental space expire in 1996.

     Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property as of October 31, 1995 was 91%. The property was leased to 13 tenants as of October 31, 1995. Tenants occupying more than 10% of rentable space are Marshalls and Burlington Coat Factory. In March 1992, Home Depot sub-leased its space to Burlington Coat Factory for the remainder of the lease term. Home Depot will remain obligated to pay rent under its lease until the lease expires. No leases expire in 1996.

     Inflation

     Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                                                    INDEX



                                                                                                       Page
(a) Financial statements

Independent Auditors' Report                                                                            13
Consolidated Balance Sheets at October 31, 1995 and 1994                                                14
Consolidated Statements of Operations for the years ended
October 31, 1995, 1994 and 1993                                                                         15
Consolidated Statements of Partners' Capital for the years
ended October 31, 1995, 1994 and 1993                                                                   16
Consolidated Statements of Cash Flows for the years ended
October 31, 1995, 1994 and 1993                                                                         17
Notes to Consolidated Financial Statements                                                            18-25




(b) Financial statement schedule

Real Estate and Accumulated Depreciation                                           III               31-32








All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report





To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1995 and 1994, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP


New York, New York
January 24, 1996

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                          October 31, 1995 and 1994


                                                   ASSETS
                                                                      1995                     1994
Cash and short-term investments, at cost,
  which approximates market                                       $  3,572,041             $  2,230,923

Real estate:
  Land                                                              12,230,400               12,230,400
  Buildings and improvements                                        56,550,871               55,830,515
                                                                    68,781,271               68,060,915
  Accumulated depreciation                                          24,089,561               21,555,012
                                                                    44,691,710               46,505,903

Investment in joint venture                                          8,341,537                8,489,748

Deferred leasing commissions, net                                      260,912                  418,725

Other assets                                                         1,429,535                  966,034

                                                                  $ 58,295,735             $ 58,611,333

                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                          $    808,003             $    791,896

Security deposits                                                      210,413                  167,218

Due to affiliate                                                     4,032,527                4,048,307

Deferred distributions                                               2,467,674                2,429,016
                                                                     7,518,617                7,436,437

Partners' capital (deficiency)
  General partners                                                  (3,289,800)              (3,250,024)
  Limited partners ($1,000 per Unit,
     92,780 Units issued)                                           54,066,918               54,424,920
  Total partners' capital                                           50,777,118               51,174,896

                                                                  $ 58,295,735             $ 58,611,333

See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended October 31, 1995, 1994 and 1993

                                                                1995              1994              1993
Revenues:
   Rental                                                   $7,110,106        $7,141,940         $6,355,640
   Equity in earnings of
      joint venture                                            474,263           586,104            562,451
   Interest and other                                          416,197           172,543            293,056
                                                             8,000,566         7,900,587          7,211,147


Expenses:
   Property operating expenses                               2,963,316         3,064,472          2,962,090
   Depreciation                                              2,534,549         2,949,356          2,822,776
   Amortization                                                219,225           292,590            254,160
   Interest                                                    342,221           490,260            468,069
   General and administrative                                  406,118           442,475            513,000
   Losses on impairment of real estate                            -           10,837,064               -
                                                             6,465,429        18,076,217          7,020,095

Net income (loss)                                         $  1,535,137      $(10,175,630)        $  191,052

Net income (loss) allocated to :
   Limited partners                                       $  1,381,623      $ (9,158,067)        $  171,947
   General Partners                                            153,514        (1,017,563)            19,105
                                                          $  1,535,137      $(10,175,630)        $  191,052

Net income (loss) per Unit of limited
   partnership interest                                        $ 14.89          $( 98.71)            $ 1.85




See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             For the years ended October 31, 1995, 1994 and 1993

                                                       Limited              General
                                                       Partners             Partners               Total

Partners' capital (deficiency)
   at November 1, 1992                               $66,194,440          $(1,942,300)         $64,252,140

Net income                                               171,947               19,105              191,052

Distributions                                         (1,391,700)            (154,633)          (1,546,333)

Partners' capital (deficiency)
   at October 31, 1993                                64,974,687           (2,077,828)          62,896,859

Net loss                                              (9,158,067)          (1,017,563)         (10,175,630)

Distributions                                         (1,391,700)            (154,633)          (1,546,333)

Partners' capital (deficiency)
  at October 31, 1994                                 54,424,920           (3,250,024)          51,174,896

Net income                                             1,381,623              153,514            1,535,137

Distributions                                         (1,739,625)            (193,290)          (1,932,915)

Partners' capital (deficiency)
   at October 31, 1995                               $54,066,918          $(3,289,800)         $50,777,118





See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                             For the years ended October 31, 1995, 1994 and 1993

                                                                1995             1994             1993
Cash flows from operating activities:
Net income (loss)                                          $  1,535,137     $(10,175,630)     $   191,052
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
     Depreciation                                             2,534,549        2,949,356        2,822,776
     Amortization                                               219,225          292,590          254,160
     Equity in earnings of joint venture                       (474,263)        (586,104)        (562,451)
     Losses on impairment of real estate                           -          10,837,064             -
     Deferred leasing commissions                               (61,412)        (204,225)        (195,063)
     Other assets                                              (463,501)         (74,984)         316,160
     Accounts payable and accrued liabilities                    16,107           (1,521)          90,264
     Security deposits                                           43,195            4,607            8,292

           Net cash provided by operating activities          3,349,037        3,041,153        2,925,190


Cash flows from investing activities:
  Additions to real estate                                     (720,356)        (692,220)        (726,579)
  Distributions from joint venture                            1,009,977        1,171,262          991,540
  Investment in joint venture                                  (387,503)         (10,358)          (8,989)

           Net cash (used in) provided by investing
             activities                                         (97,882)         468,684          255,972

Cash flows from financing activities:
  Decrease in due to affiliates                                 (15,780)            -          (2,738,664)
  Cash distributions                                         (1,894,257)      (1,391,700)      (1,391,700)
  (Repayment) proceeds from loan payable to bank                   -          (3,116,621)       3,116,621
  Decrease (increase) in restricted cash                           -             250,000         (250,000)

           Net cash used in financing activities             (1,910,037)      (4,258,321)      (1,263,743)

Increase (decrease) in cash and cash equivalents              1,341,118         (748,484)       1,917,419

Cash and cash equivalents at beginning
  of fiscal year                                              2,230,923        2,979,407        1,061,988

Cash and cash equivalents at end of fiscal year             $ 3,572,041      $ 2,230,923      $ 2,979,407

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $  342,221      $   490,260      $   468,069

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

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate. As part of this evaluation, the fair values of each of the properties are estimated (in some cases with the assistance of outside real estate consultants) based on discounted cash flows. The fair values are compared to the properties' carrying amounts in the financial statements. A deficiency in fair value relative to carrying amount is an indication of the need for a writedown due to impairment. In such case, the expected future net cash flows from the property are estimated for a period of approximately five years, along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value, and a loss on impairment recognized by a charge to earnings. The Partnership's policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1995. The cash flows used to determine fair value and net realizable value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions are amortized over the applicable lease terms.

Rental income is accrued on a straight-line basis over the terms of the leases. Accruals in excess of amounts payable by tenants pursuant to their leases (resulting from rent concessions or rents which periodically increase over the term of a lease) are recorded as receivables and included in other assets.

Net income (loss) per Unit amounts are calculated by dividing net income (loss) allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and
(c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $3 million higher than the amounts reported for financial statement purposes.

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

Taxable income generally will be allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $3.86, $15.00, and $13.15, for the years ended October 31, 1995, 1994 and 1993, respectively, calculated as the excess of cash distributed per Unit over the accumulated earnings per Unit not previously distributed.

4.     Real Estate Investments

      The locations, years of acquisition and net carrying values of the properties are as follows:
                                                                  Net Carrying Value
                                      Year of                         at October 31,
  Property                          Acquisition               1995                         1994
Westwood 10,
  Westwood, MA                       1984,1986             $ 8,330,901                    $ 8,237,326
1718 Connecticut,
  Washington, DC                          1984               6,172,068                      6,420,677
North Lake Plaza
  Altamonte
  Springs, FL                        1984,1986               8,431,300                      8,646,459
Harborgate
  Los Angeles, CA                         1984               3,953,133                      4,100,000
Arlington Business
  Center, Arlington
  Heights, IL                             1984               3,303,088                      3,650,000
Carmel Park
  Charlotte, NC                           1985              14,501,220                     15,451,441

                                                           $44,691,710                    $46,505,903

In fiscal 1994, in accordance with its policies for evaluating the recover-ability of its real estate, the Partnership concluded that the values of the Harborgate office building and Arlington Business Center were impaired. Accordingly, in fiscal 1994, the Partnership recognized losses on impairment of these properties of approximately $6,130,000 and $4,707,000, respectively.

5.  Investment in Joint Venture

Century Square, Pasadena, California

In 1985, the Partnership purchased, for $9.7 million, a 25% general partnership interest in the partnership (the "Joint Venture") which owns the property, an office building. An affiliate of the Partnership, Dean Witter Realty Income Partnership II, L.P., purchased the remaining 75% general partnership interest. Cash flow and profits and losses are allocated to the Partnership and the affiliate according to their interests in the Joint Venture.


In fiscal 1994, the Joint Venture settled a lawsuit with the developer of the property relating to certain defects in the parking structure and heating, ventilation and air conditioning systems. Pursuant to the settlement, the Joint Venture received $100,000 and $835,000 in 1995 and 1994, respectively. The Partnership's share of these proceeds were $25,000 and $208,750 in 1995 and 1994, respectively, recorded as part of the distributions from the Joint Venture. The Joint Venture will receive an additional $100,000 in fiscal year 1996.

Summarized balance sheet information of the Joint Venture is as follows:
                                                                                   October 31,
                                                                                1995         1994
      Land and building, net                                            $32,185,831       $33,129,398
      Other                                                               2,519,804         2,093,361

      Total assets                                                      $34,705,635       $35,222,759

      Liabilities                                                       $   281,658       $   205,938
      Partners' capital                                                  34,423,977        35,016,821

      Total liabilities and capital                                     $34,705,635       $35,222,759

      Summarized results of operations of the Joint Venture are as follows:
                                                                       Year ended October 31,
                                                          1995              1994              1993
      Rental income                                    $5,403,499        $5,939,457        $5,911,475
      Other income                                         21,519            33,383            14,532
                                                        5,425,018         5,972,840         5,926,007

      Property operating expenses                       1,917,052         2,110,092         2,147,453
      Depreciation and amortization                     1,610,915         1,518,333         1,528,750
                                                        3,527,967         3,628,425         3,676,203

      Net income                                       $1,897,051        $2,344,415        $2,249,804
      /TABLE

      Activity in the Investment in Joint Venture is as follows:
                                                                       Year ended October 31,
                                                        1995                1994              1993
      Investment at beginning
        of year                                      $ 8,489,748        $9,064,548        $9,484,648
      Equity in earnings                                 474,263           586,104           562,451
      Distributions                                   (1,009,977)       (1,171,262)         (991,540)
      Additional investments                             387,503            10,358             8,989
      Investment at end of year                      $ 8,341,537        $8,489,748        $9,064,548

The accounting policies employed by the Joint Venture are the same as those of the Partnership.

6.    Loan Payable to Bank

In December 1992, the Partnership established a $3.8 million secured line of credit with a bank. Borrowings bore interest, at the prime rate plus three quarters percent and were repayable in 18 consecutive equal payments beginning September 1, 1994. Approximately $2.7 million of the initial draw under this line of credit was used to repay amounts borrowed from an affiliate of the Managing General Partner in fiscal year 1993.
In September 1994, this loan was repaid in its entirety.

7.    Leases

Minimum future rental income under noncancellable operating leases as of
October 31, 1995 is as follows:
                      Year ending October 31:
                      1996                                      $5,472,017
                      1997                                       4,702,998
                      1998                                       3,307,938
                      1999                                       2,631,302
                      2000                                       1,760,819
                      Thereafter                                 1,043,980
                      Total                                    $18,919,054

The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to fifteen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.


8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties in 1995, 1994 and 1993. The Partnership paid the affiliate management fees (included in property operating expenses) of $186,538, $232,272 and $221,284 for the years ended October 31, 1995, 1994 and 1993, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. In fiscal years 1995, 1994 and 1993 the affiliate was reimbursed $247,518, $278,250 and $278,500, respectively (included in general and administrative expenses) for these services. As of October 31, 1995, the affiliate was owed $40,092 for these services.

Prior to 1990, the Partnership borrowed funds from an affiliate of the Managing General Partner to fund the cost of tenant improvements, capital expenditures and other Partnership expenditures. The loan bears interest at the prime rate (8.75% as of October 31, 1995). Interest expense amounted to $342,221 in 1995, $281,361 in 1994, and $287,091 in 1993. At October 31, 1995 and 1994 the balance due to the affiliate was $4,032,527 and $4,048,307, respectively.

Through January 31, 1995, the General Partners have deferred receipt of an aggregate amount of $2,467,674 of distributions to which they are entitled, including distributions of $38,658, $154,633 and $154,633 for the years ended October 31, 1995, 1994 and 1993, respectively; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently.

9.  Litigation

On December 27, 1995, a class action lawsuit naming various public real estate partnerships sponsored by Dean Witter Realty Inc. ("Realty") (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The defendants have not yet responded to the complaint. The defendants intend to vigorously defend the action.
It is impossible to predict what financial exposure the Partnership may have as a result of this litigation

10.  Subsequent Event

On November 28, 1995, the Partnership paid a cash distribution of $5.00 per Unit to Limited Partners. The distribution was $515,444 with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

         All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

       William B. Smith, age 52, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982. He is executive Vice President of Dean Witter Reynolds, Inc.

       E. Davisson Hardman, Jr., age 46, is a Managing Director of Dean Witter Realty Inc. and has been with Dean Witter Realty Inc. since April 1982.

       Lawrence Volpe, age 48, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

       Ronald T. Carman, age 44, is a Director and the Secretary of Dean Witter Realty, Inc. He is a Senior Vice President and Associate
General Counsel of Dean Witter Discover & Co. and Dean Witter Reynolds Inc., which he joined in 1984.

       There is no family relationship among any of the foregoing persons.

ITEM 11.             EXECUTIVE COMPENSATION.

       The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners were entitled to receive cash distributions of $38,658, $154,633 and $154,633 for the years ended October 31, 1995, 1994 and 1993, respectively, which they agreed to defer. At October 31, 1995, the General Partners have deferred receipt of a total of $2,467,674 of such distributions. The General Partners no longer defer their share of cash distributions beginning with the distribution made in February 1995.

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

       (b)    The directors and executive officers and directors of the
Managing General Partner own the following Units as of January 1, 1996:
   (1)                             (2)                                          (3)
                                                                             Amount and
Title of                        Name of                                      Nature of
 Class                      Beneficial Owner                             Beneficial Ownership
Limited                  All directors and executive                             *
Partnership              officers of Managing General
Interests                Partner, as a group


*Own, by virtue of their ownership of Limited Partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       As a result of their being partners of a limited partnership which is the limited partner of the Associate General Partner, certain current and former executive officers and directors of the Managing General Partner also own indirect general partnership interests in the Partnership. The Partnership Agreement of the Partnership provides that cash distributions and allocations of income and loss to the General Partners be distributed or allocated 50% to the Managing General Partner and 50% to the Associate General Partner. The General Partners' share of cash distributions and income or loss is described in Item 5 above.

       All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc., which is a wholly-owned subsidiary of Realty. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware limited partnership. Realty and certain current and former executive officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

       The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 8 to the Consolidated Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

(a)  The following documents are filed as part of this Annual Report:

     1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

     2. Financial Statement Schedules (see Index to Financial Statements filed as part of Item 8 of this Annual
               Report).

     3.        Exhibits
       (a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 286041 is incorporated herein by reference.

       (b)     Certificate of Limited Partnership


    (4)(a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 2-86041 is incorporated herein by reference.

    (4)(b)     Certificate of Limited Partnership

    (9)        Not applicable.

    (10) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on April 26, 1984, October 17, 1984, October 26, 1984, October 31, 1984, December 20,
               1984, July 15, 1985 and October 29, 1985 and are incorporated herein by reference.

    (11)       Not applicable.

    (12)       Not applicable.

    (13)       Not applicable.

    (18)       Not applicable.

    (19)       Not applicable.

    (21) Subsidiary: 1718 Connecticut, Ltd., a District of Columbia limited partnership.

    (23)       Not applicable.

    (24)       Not applicable.

    (25)       Not applicable.

    (27)       Financial Data Schedule.

    (28)       Not applicable.

    (99)       Not applicable.

(b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

(c)            See Paragraph (a)(3) above.

(d)            See Paragraph (a)(2) above.

SCHEDULE III
                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                                  Real Estate and Accumulated Depreciation
                                              October 31, 1995

                          Initial Cost to Partnership (A)
                                                                                         Cost
                                                                                     Capitalized
                                             Building and                            Subsequent
Description                 Land             Improvements          Total             Acquisition
Office/R&D
Building
Westwood, MA             $ 1,750,000          $6,780,006         $8,530,006          $2,458,039

Office Building
Washington, DC             1,186,400           7,402,062          8,588,462             666,439

Shopping Center
Altamonte
Springs, FL                2,300,000           7,626,517          9,926,517             870,005

Office Building
Los Angeles, CA            2,630,000          10,919,123         13,549,123             726,280

Office Buildings
Arlington
Heights, IL                2,280,000           7,860,616         10,140,616           1,812,596

Office Buildings
Charlotte, NC              1,934,000          17,186,456         19,120,456           3,229,796

                         $12,080,400         $57,774,780        $69,855,180          $9,763,155

                                                        Gross Amount at which
                                                      Carried at End of Period (B)
                           Losses on
                         Impairment of                            Buildings &
Description               Real Estate          Land               Improvements       Total
Office/R&D
Building
Westwood, MA             $     -             $ 1,750,000         $9,238,045          $10,988,045

Office Building
Washington, DC                 -               1,186,400          8,068,501            9,254,901

Shopping Center
Altamonte
Springs, FL                    -               2,450,000          8,346,522           10,796,522

Office Building
Los Angeles, CA           (6,129,699)          2,630,000          5,515,704            8,145,704

Office Buildings
Arlington
Heights, IL               (4,707,365)          2,280,000          4,965,847            7,245,847

Office Buildings
Charlotte, NC                  -               1,934,000         20,416,252           22,350,252
                         $(10,837,064)       $12,230,400        $56,550,871          $68,781,271

                                                                             Life on which
                                                                             Depreciation
                                                                            in Latest Income
                          Accumulated          Date of            Date        Statements is
Description              Depreciation        Construction       Acquired       Computed
Office/R&D
Building
Westwood, MA              $2,657,144           1983-1986        April 1984           5-40 years

Office Building
Washington, DC             3,082,833             1982           October 1984         5-40 years

Shopping Center
Altamonte
Springs, FL                2,365,221           1981-1985        October 1984         5-40 years

Office Building
Los Angeles, Ca            4,192,571              1984          October 1984         5-40 years

Office Buildings
Arlington
Heights, IL                3,942,760             1984           December 1984        5-40 years

Office Buildings
Charlotte, NC              7,849,032           1983-1985        July 1985            5-40 years

                         $24,089,561

Notes:

(A)  The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses.  No carrying costs have been capitalized subsequent to acquisition.
     There is no difference between cost for financial reporting purposes and federal income tax purposes.
(B)  Reconciliation of real estate owned
       at October 31:                                   1995            1994           1993
     Balance at beginning of period                $68,060,915     $78,205,759      $77,479,180
     Additions during period:
       Improvements                                    720,356         692,220          726,579
     Losses on impairments of
       real estate                                        -        (10,837,064)           -
     Balance at end of period                      $68,781,271     $68,060,915      $78,205,759

(C)  Reconciliation of accumulated depreciation:

         Balance at beginning of period            $21,555,012     $18,605,656      $15,782,880
           Depreciation expense                      2,534,549       2,949,356        2,822,776

           Balance end of period                   $24,089,561     $21,555,012      $18,605,656

/TABLE

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

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

By:    Dean Witter Realty Income Properties I Inc.
       Managing General Partner


By:    /s/E. Davisson Hardman, Jr.                    Date:  January 29, 1996
       E. Davisson Hardman, Jr.
       President


By:    /s/Lawrence Volpe                              Date:  January 29, 1996
       Lawrence Volpe
       Controller
       (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner


/s/William B. Smith                                   Date:  January 29, 1996
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                           Date:  January 29, 1996
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                     Date:  January 29, 1996
Lawrence Volpe
Director


/s/Ronald T. Carman                                   Date: January 29, 1996
Ronald T. Carman
Director