Form 10-Q
period 1996-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1996-03-18
CIK 726315

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the period ended January 31, 1996

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

                              PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                CONSOLIDATED BALANCE SHEETS

                                                         January 31,         October 31,
                                                            1996                 1995


                                          ASSETS
Cash and cash equivalents, at cost
   which approximates market                            $  3,684,046        $  3,572,041

Real estate, at cost:
   Land                                                   11,379,400          12,230,400
   Buildings and improvements                             48,962,195          56,550,871
                                                          60,341,595          68,781,271
   Accumulated depreciation                               24,710,427          24,089,561
                                                          35,631,168          44,691,710

Investment in joint venture                                8,402,653           8,341,537

Deferred leasing commissions, net                            266,329             260,912

Other assets                                               1,649,781           1,429,535

                                                        $ 49,633,977        $ 58,295,735

                             LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                $    725,149        $    808,003

Security deposits                                            220,300             210,413

Loan from affiliate                                        4,032,527           4,032,527

Deferred distributions                                     2,467,674           2,467,674
                                                           7,445,650           7,518,617
Partners' capital (deficiency):
   General partners                                       (4,148,679)         (3,289,800)
   Limited partners ($1,000 per Unit,
     92,780 Units issued)                                 46,337,006          54,066,918

     Total partners' capital                              42,188,327          50,777,118

                                                        $ 49,633,977        $ 58,295,735

See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three months ended January 31, 1996 and 1995




                                                         1996              1995
Revenues:
   Rental                                           $ 1,858,302       $ 1,755,391
   Equity in earnings of joint venture                  158,422           168,944
   Interest and other                                    53,248            22,970
                                                      2,069,972         1,947,305

Expenses:
   Property operating                                   780,329           788,303
   Depreciation                                         620,866           633,293
   Amortization                                          53,043            51,864
   Interest                                              88,814            83,913
   General and administrative                            90,267           107,955
   Loss on impairment of real estate                  8,510,000              -

                                                     10,143,319         1,665,328

Net income (loss)                                   $(8,073,347)      $   281,977

Net income (loss) allocated to:
   Limited partners                                 $(7,266,012)      $   253,779
   General partners                                    (807,335)           28,198

                                                    $(8,073,347)      $   281,977

Net income (loss) per Unit of limited
   partnership interest                                 $(78.31)          $  2.74











See accompanying notes to consolidated financial statements.
/TABLE

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                            Three months ended January 31, 1996






                                         Limited             General
                                         Partners            Partners            Total

Partners' capital (deficiency)
  at November 1, 1995                  $ 54,066,918        $(3,289,800)      $ 50,777,118

Net loss                                 (7,266,012)          (807,335)        (8,073,347)

Distributions                              (463,900)           (51,544)          (515,444)

Partners' capital (deficiency)
  at January 31, 1995                  $ 46,337,006        $(4,148,679)      $ 42,188,327










               See accompanying notes to consolidated financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                Three months ended January 31, 1996 and 1995


                                                    1996          1995
Cash flows from operating activities:
  Net income (loss)                             $ (8,073,347)  $   281,977
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
  Depreciation                                       620,866       633,293
  Amortization                                        53,043        51,864
  Loss on impairment of real estate                8,510,000          -
  Equity in earnings of joint venture               (158,422)     (168,944)
  Increase in operating assets:
    Deferred expenses                                (58,460)      (35,429)
    Other assets                                    (220,246)     (192,371)
 (Decrease) increase in operating liabilities:
    Accounts payable and accrued liabilities         (82,854)     (105,518)
    Security deposits                                  9,887        14,878

      Net cash provided by operating activities      600,467       479,750

Cash flows from investing activities:
  Additions to real estate                           (70,324)     (414,805)
  Investment in joint venture                        (96,319)     (240,608)
  Distributions from joint venture                   193,625       282,836

     Net cash provided by (used in) investing
       activities                                     26,982      (372,577)

Cash flows from financing activities:
  Distributions                                     (515,444)     (347,925)

Increase (decrease) in cash and cash equivalents     112,005      (240,752)

Cash and cash equivalents at
  beginning of period                              3,572,041     2,230,923

Cash and cash equivalents at end
  of period                                     $  3,684,046   $ 1,990,171

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $     88,814   $    83,913

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

Net income (loss) per Unit of limited partnership amounts are calculated by dividing net income (loss) allocated to the Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.     Real Estate

In the first quarter of fiscal 1996, in accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding period of the properties, the Partnership will be unable to recover its investment in certain properties. Accordingly, the Partnership has written down to fair value (based on independent appraisal) its Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties and recorded losses on impairment of $2,634,000, $1,742,000, $1,377,000 and $2,757,000, respectively.

3.     Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties for the three months ended January 31, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $49,709 and $50,000 for the three months ended January 31, 1996 and 1995.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1996 and 1995, the Partnership incurred approximately $52,100 and $69,800, respectively, for these services.

As of January 31, 1996 the affiliates were owed a total of approximately $23,000 for these services.

Prior to 1990, the Partnership borrowed funds under a line of credit from an affiliate of the Managing General Partner. The loan bears interest at the prime rate (8.50% as of January 31, 1996). During the first quarter of fiscal year 1996, the affiliate and the Partnership agreed to amend and restate the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliate no later than October 31, 1997. In addition, advances to the Partnership under the Partnership's line of credit are capped at $4,500,000.

Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they are entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and its Managing General Partner) have been named as defendants in four class actions lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Subsequent Event

On February 28, 1996, the Partnership paid a cash distribution of $5.00 per Unit to Limited Partners. The distribution totalled $515,444, with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

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

The condition of the real estate market varies among different regions of the country and by property type. The relative absence of office construction as well as growth in business services has resulted in absorption of office space in cities such as Boston, Charlotte and suburban Chicago (locations of Westwood 10, Carmel Park, and Arlington Business Center, respectively). In contrast, office vacancy levels in southern California (locations of Harborgate and Century Square) remain essentially unchanged from the prior year as certain large corporations and financial companies continue to restructure and consolidate their operations. In most markets, office construction is limited to build-to-suit projects. Office/research and development properties in certain regions are benefiting from growth in the computer, communications and electronics industries. At retail properties, the demand for space in 1995 was subdued as a result of generally sluggish retail sales and competition from large power centers, discounters and reorganized department stores.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three months ended January 31, 1996, all of the Partnership's properties generated positive cash flow from operations before capital expenditures, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. The Managing General Partner believes that, barring a change in circumstances, it will offer the Partnership's properties for sale over the next two years. Accordingly, the Managing General Partner currently plans to (1) offer for sale 1718 Connecticut Avenue, (2) engage real estate brokers to offer Century Square and Arlington Business Center for sale and (3) offer Carmel Park for sale during the second half of 1996. The Managing General Partner currently plans to offer the remaining three properties, Harborgate, Westwood 10 and North lake Plaza, for sale at the earlier of the completion of additional leasing at the properties or the first half of 1997. Therefore, the Partnership currently plans to offer all of its properties for sale by 1997. However, there can be no assurance that all properties will be sold in 1997.

During the three months ended January 31, 1996, Partnership cash flow from operations and distributions received from the joint venture exceeded distributions to partners and capital expenditures. The Partnership expects that such cash flows for the remainder of 1996 will be sufficient to fund capital expenditures and distributions to partners. The Partnership cash distribution rate remained at an annual rate of $20 per Unit.

During the three months ended January 31, 1995, the Partnership incurred approximately $70,000 of capital expenditures, primarily in connection with the leasing of space at the Carmel Park office building. The Partnership also contributed approximately $96,000 to the Century Square joint venture, primarily for its share of leasing commissions in connection with the extended Countrywide lease.

As of January 31, 1996, the Partnership has commitments to fund approximately $801,000 of capital expenditures, primarily relating to the Carmel Park and Harborgate properties. The Partnership also has commitments to contribute approximately $125,000, its share of capital expenditures, to the Century Square Joint Venture.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

The increase in other assets during the three months ended January 31, 1996, primarily resulted from increases in tenant accounts receivable and the accrual to recognize rental revenue on a straight-line basis.

On February 28, 1996, the Partnership paid the first quarter cash distribution of $5.00 per Unit to Limited Partners. The total distribution aggregated $515,444 with $463,900 distributed to the Limited Partners and $51,544 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operations for the three-month period ended January 31, 1996 compared to 1995 are primarily attributable to the following:

Rental income increased primarily due to increased average occupancy levels at Westwood 10, 1718 Connecticut and Carmel Park during the first quarter of 1996.

The increase in interest expense was primarily due to higher interest rates in 1996 on the loan from the affiliate.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties totalling $8,510,000. See Note 2 to the consolidated financial statements.

A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%, and it is expected to remain at approximately the same level as there has been a noticeable lack of leasing activity in that market. However, Century Square remained 100% leased during the year. The property's largest tenant, Countrywide Credit, occupied 84% of the property's rentable space. No leases are due to expire in 1996.

The Los Angeles, California office market, the location of Harborgate, is weak primarily as a result of cuts in the defense and aerospace industries. The vacancy rate (including sublet space) in this market has increased to approximately 29%. Although the property is well located within this market, there is a limited number of tenants seeking to lease space in this area. Reduced tenant demand, an oversupply of available space and competition from surrounding office markets impedes improvement in this market. At January 31, 1996, occupancy at the property was 89%. The property is leased to 10 tenants. The lease to U.S. Sprint Communications, which occupies approximately 52% of the property's net rentable space, was renewed until October 31, 2000 subject to certain termination rights. Included in the U.S. Sprint lease renewal are tenant improvement costs approximating $490,000 to be spent by the Partnership over the next two to three years. Lease expirations in 1996 total 7.6% of total rentable space.

       Arlington Business Center, a research and development building is located in Arlington Heights, Illinois. An improved midwest economy and the absence of office construction during the past few years have reduced office vacancy levels in this suburban Chicago market. The vacancy rate in this market is approximately 16%. However, as of January 31, 1996, occupancy at the property was 100%. The property is leased to 8 tenants. Tenants occupying more than 10% of rentable space are Racal Data Communications, CTC International, Inc., Digital Equipment, Electronic Prepress and Pitney Bowes. Digital Equipment's lease, which was due to expire in 1996, was renewed for five years. No other leases expire in 1996.

       Westwood 10, located in Westwood, Massachusetts, has recently experienced some easing of the oversupply of research and development buildings. The vacancy rate in this market is approximately 16%. As of January 31, 1996, the property was 85% leased to 6 tenants. Tenants occupying more than 10% of rentable space are Executone Information Systems, LIDDS LP, Mobile Media X-Ray, and Mitek Surgical Products. Leases totaling 3.3% of rental space expire in 1996.

       The Washington D.C., office market in which 1718 Connecticut is located has a vacancy rate of approximately 12% and is expected to get worse as uncertainties over government cut backs continue. As of January 31, 1996, occupancy at the property was 98%. The property is leased to 9 tenants. Tenants occupying more than 10% of rentable space are Policy Studies Association, Island Press, Embassy of Argentina, Association of American Publishers, and the Door Store. No leases expire in 1996.

       The Charlotte, North Carolina office market, in which Carmel Park is located, has a vacancy rate of approximately 3%. In this market, there is little new construction and rental rates have increased slightly. Carmel Park's occupancy was 99% as of January 31, 1996. The property is leased to 18 tenants.

Tenants occupying more than 10% of rentable space are CIGNA and Royal Indemnity. Leases totaling less than 1% of rental space expire in 1996.


Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property as of January 31, 1996 was 85%. The property was leased to 13 tenants as of January 31, 1996. Tenants occupying more than 10% of rentable space are Marshalls and Burlington Coat Factory. In March 1992, Home Depot sub-leased its space to Burlington Coat Factory for the remainder of the lease term. Home Depot will remain obligated to pay rent under its lease until the lease expires. In 1996, no leases expire at this property.

       Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On December 27, 1995, a class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. and others as defendants was filed in Superior Court in California. The complaint alleges fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and seeks compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants have removed the case to the United States District Court for the Southern District of California. The parties have signed a stipulation requesting that the action be transferred to the United States District Court for the Southern District of New York. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 14, 1996, a class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., and Dean Witter Reynolds Inc. as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges reckless and/or negligent misrepresentation and nondisclosure, breach of fiduciary duty and related claims and seeks an accounting of profits and rescissory and/or compensatory damages in unspecified amounts. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 23, 1996, a class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Discover & Co., Dean Witter Reynolds Inc. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

On February 29, 1996, a class action lawsuit (the "Segel Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter Reynolds Inc., Dean Witter Discover & Co. and others as defendants was filed in the Chancery Court of Delaware for New Castle County. The complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in unspecified amounts, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

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


                                                  DEAN WITTER REALTY INCOME
                                                    PARTNERSHIP I, L.P.


                                            By:   Dean Witter Realty Income
                                                    Properties I Inc.
                                                  Managing General Partner



Date:  March 18, 1996                       By:   /s/E. Davisson Hardman, Jr.
                                                  E. Davisson Hardman, Jr.
                                                  President



Date:  March 18, 1996                       By:   /s/Lawrence Volpe
                                                  Lawrence Volpe
                                                  Controller
                                                  (Principal Financial and
                                                  Accounting Officer)