Form 10-Q
period 1996-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1996-06-14
CIK 726315

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended April 30, 1996

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

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED BALANCE SHEETS

                                                     April 30,       October 31,
                                                      1996              1995


                                      ASSETS
Cash and cash equivalents                         $  3,999,218      $  3,572,041

Real estate:
  Land                                              10,367,200        12,230,400
  Buildings and improvements                        42,495,649        56,550,871
                                                    52,862,849        68,781,271
  Accumulated depreciation                          21,860,876        24,089,561
                                                    31,001,973        44,691,710

Real estate held for sale                            4,319,478              -

Investment in joint venture                          8,390,596         8,341,537

Deferred leasing commissions, net                      304,262           260,912

Other assets                                         1,499,321         1,429,535

                                                  $ 49,514,848      $ 58,295,735

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities          $    533,096      $    808,003

Security deposits                                      219,392           210,413

Loan from affiliate                                  4,032,527         4,032,527

Deferred distributions                               2,467,674         2,467,674
                                                     7,252,689         7,518,617
Partners' capital (deficiency):
  General partners                                  (4,141,295)       (3,289,800)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                            46,403,454        54,066,918

    Total partners' capital                         42,262,159        50,777,118

                                                  $ 49,514,848      $ 58,295,735
           See accompanying notes to consolidated financial statements.
/TABLE

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                Three and six months ended April 30, 1996 and 1995




                                     Three months ended       Six months ended
                                         April 30,               April 30,
                                     1996         1995       1996         1995

Revenues:
  Rental                        $1,781,639 $1,863,668   $3,639,941  $3,619,059
  Equity in earnings of joint
    venture                        146,683    116,273      305,105     285,217
  Interest and other                55,513     35,263      108,761      58,233
                                 1,983,835  2,015,204    4,053,807   3,962,509



Expenses:

  Property operating               793,664    769,247    1,573,993   1,557,550
  Depreciation                     387,224    654,539    1,008,090   1,287,832
  Amortization                      31,363     52,031       84,406     103,895
  Interest                          83,042     86,658      171,856     170,571
  General and administrative        99,266    100,410      189,533     208,365
  Loss on impairment of real estate     -        -       8,510,000        -
                                 1,394,559  1,662,885   11,537,878   3,328,213

Net income (loss)               $  589,276 $  352,319  $(7,484,071) $  634,296

Net income (loss) allocated to:
  Limited partners              $  530,348 $  317,087  $(6,735,664) $  570,866
  General partners                  58,928     35,232     (748,407)     63,430
                                $  589,276 $  352,319  $(7,484,071) $  634,296

Net income (loss) per Unit of limited
  partnership interest               $5.72      $3.41      $(72.60)      $6.15


See accompanying notes to consolidated financial statements.

                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                          Six months ended April 30, 1996



                                    Limited           General
                                    Partners          Partners          Total

Partners' capital (deficiency)
  at November 1, 1995             $ 54,066,918      $(3,289,800)    $ 50,777,118

Net loss                            (6,735,664)        (748,407)      (7,484,071)

Distributions                         (927,800)        (103,088)      (1,030,888)

Partners' capital (deficiency)
  at April 30, 1996               $ 46,403,454      $(4,141,295)    $ 42,262,159
















See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

               Six months ended April 30, 1996 and 1995


                                              1996         1995
Cash flows from operating activities:
  Net (loss) income                       $ (7,484,071) $   634,296
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation                              1,008,090    1,287,832
   Amortization                                 84,406      103,895
   Loss on impairment of real estate         8,510,000         -
   Equity in earnings of joint venture        (305,105)    (285,217)
   Increase in operating assets:
     Deferred expenses                        (127,756)     (36,789)
     Other assets                              (69,786)    (277,422)
   (Decrease) increase in operating liabilities:
     Accounts payable and accrued liabilities (274,907)    (212,487)
     Security deposits                           8,979       16,713

     Net cash provided by operating
       activities                            1,349,850    1,230,821

Cash flows from investing activities:
  Additions to real estate                    (147,831)    (630,708)
  Investment in joint venture                 (107,480)    (240,608)
  Distributions from joint venture             363,526      546,160

     Net cash provided by (used in) investing
       activities                              108,215     (325,156)

Cash flows from financing activities:
  Distributions                             (1,030,888)    (863,369)

Increase in cash and cash equivalents          427,177       42,296

Cash and cash equivalents at
  beginning of period                        3,572,041    2,230,923

Cash and cash equivalents at end
  of period                               $  3,999,218  $ 2,273,219

Supplemental disclosure of cash flow information:
  Cash paid for interest                  $    171,856  $   170,571

     See accompanying notes to consolidated financial statements.

             DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

               Six months ended April 30, 1996 and 1995



                                                       1996         1995


  Supplemental disclosure of non-cash investing activities:
   Reclassification of real estate held for sale:

     Decrease in real estate, at cost
       Land                                          $  1,012,200  $      -
       Buildings and improvements                       6,544,053         -
       Accumulated depreciation                        (3,236,775)        -

     Increase in real estate held for sale           $  4,319,478  $      -















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

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income (loss) allocated to the Limited
Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of certain real estate and the reclassification of other real estate held for sale, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate

In the first quarter of fiscal 1996, in accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership will be unable to recover its investments in certain properties. Accordingly, the Partnership has written down to fair value (based on independent appraisal) its Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties and recorded losses on impairment of $2,634,000, $1,742,000, $1,377,000 and $2,757,000, respectively.

In May 1996, the Partnership entered into an agreement with an unaffiliated party, to sell the 1718 Connecticut property for a negotiated sales price of approximately $5.4 million. Completion of the sale is contingent upon the purchaser obtaining mortgage financing within 30 days of the date of the sale agreement. The closing of the sale is expected to occur during the third quarter of fiscal 1996. The net carrying value of the property (approximately $4.3 million) has been reclassified to real estate held for sale.

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties for the six months ended April 30, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $116,000 and $105,000 for the six months ended April 30, 1996 and 1995. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 1996 and 1995, the Partnership incurred approximately $121,000 and $139,000, respectively, for these services. These amounts are included in general and administrative expense.

As of April 30, 1996 the affiliates were owed a total of approximately $23,000 for these services.

Prior to 1990, the Partnership borrowed funds under a line of credit from an affiliate of the Managing General Partner. The loan bears interest at the prime rate (8.25% as of April 30, 1996). During the first quarter of fiscal year 1996, the affiliate and the Partnership agreed to amend and restate the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliate no later than October 31, 1997. In addition, advances to the Partnership under the Partnership's line of credit are capped at $4,500,000.

Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they are entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently.

4.  Litigation

Various public partnerships sponsored by Realty (including the Partnership and, in some cases, its Managing General Partner) are defendants in five class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants have not yet responded to the complaints and intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.
5.  Subsequent Event

On May 29, 1996, the Partnership paid a cash distribution of $10.00 per Unit to the Limited Partners. The distribution totalled $1,030,888, with $927,800 distributed to the Limited Partners and $103,088 distributed to the General Partners.

              DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties and has made one investment in a partnership on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

The economy continues to expand which, in turn, results in absorption of vacant space. Population and employment growth are improving the economies in the Southeastern region and steady growth in business service firms has benefitted several of the Midwestern and West coast cities (except Los Angeles). Certain southern California cities and areas of the Northeast are still negatively affected by corporate downsizings and consolidations. For many office properties, vacancy rates are slowly declining, values are stabilizing and rents are beginning to increase. A rebound in the high technology industries is increasing the demand for office/research and development space. However, recent downturns in values and performance results of many high technology companies may reduce the demand for space at research and development properties. In the retail real estate sector, disappointing retail sales during 1995 resulted in stagnant rents and increasing vacancy levels at many retail properties. These events translate into declining demand for retail space.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for tenant improvements and leasing commissions in connection with the leasing of vacant space. During the six months ended April 30, 1996, all of the Partnership's properties generated positive cash flow from operations before capital expenditures, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity will be affected by the sale of the Partnership's properties. The Managing General Partner believes that, barring a change in circumstances, it will offer the Partnership's properties for sale over the next two years. Accordingly, the Managing General Partner currently (1) has entered into an agreement to sell 1718 Connecticut Avenue, (2) plans to engage real estate brokers to offer Century Square and Arlington Business Center for sale and (3) plans to offer Carmel Park for sale during the second half of 1996. The Managing General Partner currently plans to offer the Partnership's remaining three properties, Harborgate, Westwood 10 and Northlake Plaza, for sale at the earlier of the completion of additional leasing at the properties for the first half of 1997. Therefore, the Partnership currently plans to offer all of its properties for sale by 1997. However, there can be no assurance that all properties will be sold by 1997.

During the six months ended April 30, 1996, Partnership cash flow from operations and distributions received from the joint venture exceeded distributions to partners and capital expenditures. The Partnership expects that such cash flows for the remainder of 1996 will be sufficient to fund capital expenditures and distributions to partners. Beginning with the second quarter distribution, the Partnership increased its cash distribution rate from an annual rate of $20 per Unit to an annual rate of $40 per Unit.

During the six months ended April 30, 1996, the Partnership incurred approximately $148,000 of capital expenditures, primarily in connection with the leasing of space at the Westwood 10, 1718 Connecticut and Carmel Park office buildings. The Partnership also contributed approximately $107,000 to the Century Square joint venture, primarily for its share of leasing commissions in connection with the extended Countrywide lease.

As of April 30, 1996, the Partnership has commitments to fund approximately $351,000 of capital expenditures, primarily relating to the Harborgate and Westwood 10 properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On May 29, 1996, the Partnership paid the second quarter cash distribution of $10.00 per Unit to Limited Partners. The total distribution aggregated $1,030,088 with $927,800 distributed to the Limited Partners and $103,088 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operations for the three and six-month periods ended April 30, 1996 compared to 1995 are primarily attributable to the following:

Interest and other income increased primarily due to larger investment balances in the first quarter of 1996 than in 1995.

Depreciation decreased at the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties because their depreciable bases were reduced by the write-down of these properties in the first quarter of 1996. Depreciation and amortization also decreased because certain assets at the Arlington and Carmel Park properties are fully depreciated.

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

The Century Square office building remained 100% leased during the year. The vacancy level in the Pasadena, California market remained at 15% and it is not expected to improve in the near term. The property's largest tenant, Countrywide Credit, occupies 84% of the property's rentable space. No leases are due to expire in fiscal 1996.

The Los Angeles, California office market, the location of Harborgate, remains weak primarily as a result of retrenchment in the defense and aerospace industries. The vacancy rate (including sublet space) in this market remains at approximately 29%. There is a limited number of tenants seeking to lease space in this market. At April 30, 1996, occupancy at the property was 89%. U.S. Sprint, which occupies approximately 52% of the property's space, exercised a termination option on approximately 60% of its space effective October 31, 1996. No significant leases expire in fiscal 1996.

Arlington Business Center, a research and development building is located in Arlington Heights, Illinois. Leasing activity in this market has slowed in 1996 from 1995 levels, the vacancy rate is approximately 16%. As of April 30, 1996, occupancy at the property was 100%. The lease of Digital Equipment Corp., which occupies approximately 16% of the property, was renewed for five years. No other leases expire in fiscal 1996.

Westwood 10, located in Westwood, Massachusetts, has recently experienced continued strong demand from high tech and office tenants, which should lead to a decline in the vacancy rate in this market, currently 16%. As of April 30, 1996, the property was 100% leased. No significant leases expire in fiscal 1996.

The Washington D.C., office market in which 1718 Connecticut is located has a vacancy rate of approximately 12%. As of April 30, 1996, occupancy at the property was 85%. The Door Store which occupied approximately 13% of the property's space, defaulted on its lease and vacated the property; the Partnership retained the Door Store's security deposit approximating one month's rent. No leases expire in fiscal 1996. Subsequent to April 30, 1996 the Partnership entered into a contract for the sale of this property. See Note 2 to the consolidated financial statements.

The Charlotte, North Carolina office market, in which Carmel Park is located, has a vacancy rate of approximately 3%. In this market, there is little new construction and rental rates have increased slightly. Carmel Park's occupancy was 99% as of April 30, 1996. No significant leases expire in fiscal 1996.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. Occupancy at the property as of April 30, 1996 was 85%. The lease of Marshalls, which occupies approximately 21% of the property space, expires in January 1997. No leases expire in fiscal 1996 at this property.

  Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

              DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The following developments have occurred since the filing of the Partnership's most recent quarterly report on Form 10-Q with respect to the purported class actions filed against the Partnership.

On March 13, 1996, a class action lawsuit (the "Young Action") naming Dean Witter Realty Income Partnership III, L.P., other unidentified limited partnerships, Dean Witter, Discover & Co., Dean Witter Reynolds Inc., and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants have removed the case to the United States District Court for the District of Maryland. The complaint alleges fraud, negligent misrepresentation, breach of fiduciary duty, unjust enrichment and related claims and seeks an accounting of records, compensatory and punitive damages in unspecified amounts and other equitable relief. The defendants have not yet responded to the complaint and intend to vigorously defend the action.

Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

Item 6.  Exhibits & Reports on Form 8-K

             (a) Exhibits -
                 An exhibit index has been filed as part of this Report on Page E1

             (b) Reports on Form 8-K - Report dated April 15, 1996 of the valuation per Unit of Limited Partnership Interest at October 31, 1995.

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


                                         DEAN WITTER REALTY INCOME
                                           PARTNERSHIP I, L.P.


                                    By:  Dean Witter Realty Income
                                           Properties I Inc.
                                         Managing General Partner



Date:  June 14, 1996                By:  /s/E. Davisson Hardman, Jr.
                                         E. Davisson Hardman, Jr.
                                         President



Date:  June 14, 1996                By:  /s/Lawrence Volpe
                                         Lawrence Volpe
                                         Controller
                                         (Principal Financial and
                                         Accounting Officer)


                                                                  Exhibit Index



                         Dean Witter Realty Income Partnership I, L.P.
                                 Quarter Ended April 30, 1996




Exhibit                                                           Sequentially
  No.                        Description                          Numbered Page
 27                   Financial Data Schedule


































                                              E1

