Form 10-Q
period 1996-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1996-09-13
CIK 726315

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended July 31, 1996

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

                               PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 CONSOLIDATED BALANCE SHEETS
                                                            July 31,           October 31,
                                                             1996                 1995


                                           ASSETS
Cash and cash equivalents                                $  5,208,842          $ 3,572,041

Real estate:
  Land                                                     10,367,200           12,230,400
  Buildings and improvements                               42,673,816           56,550,871
                                                           53,041,016           68,781,271
  Accumulated depreciation                                 22,225,778           24,089,561
                                                           30,815,238           44,691,710

Investment in joint venture                                 8,264,487            8,341,537

Deferred leasing commissions, net                             285,448              260,912

Other assets                                                1,382,576            1,429,535

                                                         $ 45,956,591         $ 58,295,735


                              LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                 $    787,283         $    808,003

Security deposits                                             147,561              210,413

Loan from affiliate                                                 0            4,032,527

Deferred distributions                                      2,467,674            2,467,674
                                                            3,402,518            7,518,617
Partners' capital (deficiency):
  General partners                                         (4,180,450)          (3,289,800)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                                   46,734,523           54,066,918

    Total partners' capital                                42,554,073           50,777,118

                                                         $ 45,956,591         $ 58,295,735


                See accompanying notes to consolidated financial statements.

                        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                     Three and nine months ended July 31, 1996 and 1995


                                         Three months ended          Nine months ended
                                               July 31,                  July 31,
                                         1996          1995         1996          1995

Revenues:
  Rental                              $1,809,531    $1,657,631    $ 5,449,472   $5,276,690
  Gain on sale of real estate            683,471         -            683,471        -
  Equity in earnings of joint
    venture                              144,169       124,717        449,274      409,934
  Interest and other                      53,659        58,659        162,420      116,892
                                       2,690,830     1,841,007      6,744,637    5,803,516

Expenses:

  Property operating                     809,070       653,144      2,383,063    2,210,694
  Depreciation                           364,902       619,385      1,372,992    1,907,217
  Amortization                            20,976        52,071        105,382      155,966
  Interest                                46,303        76,268        218,159      246,839
  General and administrative             126,777       106,362        316,310      314,727
  Loss on impairment of real estate         -            -          8,510,000        -
                                       1,368,028     1,507,230     12,905,906    4,835,443

Net income (loss)                     $1,322,802    $  333,777    $(6,161,269)  $  968,073

Net Income (loss) allocated to:

  Limited Partners                    $1,258,869    $  300,399    $(5,476,795)  $  871,266
  General Partners                        63,933        33,378       (684,474)      96,807
                                      $1,322,802    $  333,777    $(6,161,269)  $  968,073

Net income (loss) per Unit of limited
    partnership interest                  $13.57         $3.24        $(59.03)       $9.39


















                See accompanying notes to consolidated financial statements.
/TABLE

                        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                               Nine months ended July 31, 1996



                                          Limited             General
                                          Partners            Partners            Total

Partners' capital (deficiency)
  at November 1, 1995                   $ 54,066,918        $(3,289,800)      $ 50,777,118

Net loss                                  (5,476,795)          (684,474)        (6,161,269)

Distributions                             (1,855,600)          (206,176)        (2,061,776)

Partners' capital (deficiency)
  at July 31, 1996                      $ 46,734,523        $(4,180,450)      $ 42,554,073




























                See accompanying notes to consolidated financial statements.
/TABLE

                        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Nine months ended July 31, 1996 and 1995
                                                                   1996            1995
Cash flows from operating activities:
  Net income (loss)                                            $(6,161,269)    $  968,073
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                 1,372,992      1,907,217
    Amortization                                                   105,382        155,966
    Loss on impairment of real estate                            8,510,000            -
    Equity in earnings of joint venture                           (449,274)        (409,934)
    Gain on sale of real estate                                   (683,471)           -
    Increase in operating assets:
      Deferred expenses                                           (129,918)         (39,226)
      Other assets                                                 (92,343)        (216,452)
    (Decrease) increase in operating liabilities:
      Accounts payable and accrued liabilities                     (12,508)        75,722
      Security deposits                                            (21,372)         34,146

      Net cash provided by operating activities                  2,438,219       2,475,512

Cash flows from investing activities:
  Proceeds from disposition of real estate held for
    sale                                                         5,092,559            -
  Additions to real estate                                        (325,998)       (685,511)
  Investment in joint venture                                     (130,575)       (302,982)
  Distributions from joint venture                                 656,899         741,196
    Net cash provided by (used in) investing
      activities                                                 5,292,885        (247,297)

Cash flows from financing activities:
  Cash distributions                                            (2,061,776)     (1,378,813)
  Repayment of loan from affiliate                              (4,032,527)        (15,780)

    Net cash used in financing activities                       (6,094,303)     (1,394,593)

Increase in cash and cash equivalents                            1,636,801        833,622

Cash and cash equivalents at beginning of year                   3,572,041       2,230,923

Cash and cash equivalents at end of period                     $ 5,208,842     $ 3,064,545

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $   218,159     $   246,839

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of certain real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1995. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate

In the first quarter of fiscal 1996, in accordance with its policies, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership will be unable to recover its investments in certain properties. Accordingly, the Partnership wrote down to fair value (based on independent appraisals) its Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties and recorded losses on impairment of $2,634,000, $1,742,000, $1,377,000 and $2,757,000, respectively.

In May 1996, the Partnership entered into an agreement with an unaffiliated party to sell the 1718 Connecticut property.  The closing of the sale, for a sales price of approximately $5.1 million (net of
closing  costs)   took   place    on  June  24,  1996.    The Partnership
                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                     Notes to Consolidated Financial Statements

recognized a gain on this sale of approximately $683,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. The Partnership used $4,032,527 of the proceeds from the sale to repay its loan from affiliate in June 1996, and distributed approximately $1,140,000 to Limited Partners in August 1996.

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for six properties (including the 1718 Connecticut property) for the nine months ended July 31, 1996 and 1995. The Partnership paid the affiliate management fees of approximately $172,000 and $161,000 for the nine months ended July 31, 1996 and 1995. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For each of the nine-month periods ended July 31, 1996 and 1995, the Partnership incurred approximately $209,000 for these services. These amounts are included in general and administrative expense.

As of July 31, 1996, the affiliates were owed a total of approximately $42,000 for these services.

Prior to 1990, the Partnership borrowed funds under a line of credit from an affiliate of the Managing General Partner. The loan bore interest at the prime rate (8.25% as of July 31, 1996). During the first quarter of fiscal year 1996, the affiliate and the Partnership amended and restated the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliate no later than October 31, 1997. Advances to the Partnership under the Partnership's line of credit were capped at $4,500,000. As discussed in Note 2 above, the loan was repaid in June 1996.

Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they are entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently. On September 5, 1996, the Partnership paid $1,233,837 of deferred distributions to the General Partner. The Partnership expects to pay the remaining deferred distributions in November 1996.

4.  Litigation

Various public partnerships sponsored by Realty (including the
Partnership    and,   in certain cases, its Managing General Partner) are

                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                     Notes to Consolidated Financial Statements

defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a variety of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend the actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

5.  Subsequent Event

On August 29, 1996, the Partnership paid a cash distribution from operations of $10.00 per Unit to the Limited Partners. The distribution totalled $1,030,888, with $927,800 distributed to the Limited Partners and $103,088 distributed to the General Partners. Also on this date, the Partnership paid a cash distribution of $1,139,405 (approximately $12.28 per Unit) to the Limited Partners from the proceeds from the sale of the 1718 Connecticut Avenue property.

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

The sale of the 1718 Connecticut Avenue office building closed on June 24, 1996. See Note 2 to the consolidated financial statements. During the three-and nine-month periods ended July 31, 1996, the Partnership's cash flow from operations was reduced by approximately $75,000 as a result of the sale of the building.

In most regions of the country, the growth in demand for office space exceeds the growth in supply. Office construction remains primarily on a build-to-suit basis as current rental rates do not justify speculative development. Some office markets are faring better than others. Increasing demand for office space by smaller to medium sized firms is improving the Southeast and suburban Northeast office markets. Office properties located in the West are benefiting from expansion by the entertainment, high-technology and telecommunications industries; however, the SouthBay area of Los Angeles (the location of Harborgate) and Pasadena (the location of Century Square) continues to be negatively impacted by corporate mergers and consolidations. Vacancies at many office/research and development properties are declining as communications, computers and software companies demand additional space. In the Boston area, absorption of research and development space rose substantially during 1995. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructurings of other tenants have resulted in higher vacancies and stagnant rents at many retail properties.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three- and nine-month periods ended July 31, 1996, all of the Partnership's properties and its joint venture interest generated positive cash flow from operations before capital expenditures, and it is anticipated that they will continue to do so.

In addition, the Partnership's liquidity has been and will continue to be affected by the sales of Partnership properties; when properties are sold, the Partnership's cash from operations available for distribution decreases. The Partnership will decrease its quarterly cash distribution to Limited Partners from $10.00 per Unit to $8.95 per Unit, beginning with the fourth quarter distribution to be paid in November 1996.

The Managing General Partner believes that, barring a change in circumstances, it will offer the Partnership's remaining properties for sale by October 31, 1997. Accordingly, the Managing General Partner currently (1) plans to engage real estate brokers to offer Century Square and Arlington Business Center for sale in 1996 and (2) plans to offer Carmel Park, Harborgate, Westwood 10 and Northlake Plaza for sale in 1997. However, there can be no assurance that all properties will be sold by the end of 1997.

During the nine months July 31, 1996, Partnership cash flow from operations, net proceeds from the sale of the office building and distributions received from the joint venture exceeded distributions to partners, capital expenditures and contributions to the joint venture. The Partnership expects that such cash flows for the remainder of 1996 and existing cash reserves will be sufficient to fund capital expenditures and distributions to partners.

During the nine months ended July 31, 1996, the Partnership incurred approximately $455,000 of capital expenditures, primarily in connection with the leasing of space at the Westwood 10 and Harborgate office buildings. The Partnership also contributed approximately $131,000 to the Century Square joint venture, primarily for its share of building improvements.

As of July 31, 1996, the Partnership has commitments to fund approximately $300,000 of capital expenditures, primarily relating to the Harborgate building.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that will have a material impact on liquidity.

On August 29, 1996, the Partnership paid the third quarter cash distribution of $10.00 per Unit to Limited Partners. The total distribution aggregated $1,030,888 with $927,800 distributed to the Limited Partners and $103,088 distributed to the General Partners. Also on this date, the Partnership distributed $1,139,405 ($12.28 per Unit) to the Limited Partners from the net proceeds from the sale of the 1718 Connecticut Avenue building, representing a return of capital.

On September 5, 1996, the Partnership paid $1,233,837 of deferred distributions to the General Partner. The Partnership expects to pay the remaining deferred distributions in November 1996.




                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


Operations

Fluctuations in the Partnership's operations for the three- and nine-month periods ended July 31, 1996 compared to 1995 were primarily attributable to the following:

Rental income increased primarily due to higher rents recognized at the Westwood 10 and Arlington Business Center properties, partially offset by the absence of rents from the 1718 Connecticut Avenue property.

The gain on the sale of the 1718 Connecticut property is described in
Note 2 to the consolidated financial statements.

Interest and other income increased primarily due to larger investment balances in 1996; offset in the third quarter by lower other income.

Property operating expenses increased primarily due to higher operating costs incurred for repairs and maintenance at the Harborgate property.

Depreciation decreased at the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties because their depreciable bases were reduced by the write-down of these properties in the first quarter of 1996. Also, depreciation and amortization decreased because certain assets at the Arlington and Carmel Park properties are fully depreciated. No depreciation and amortization was taken on the 1718 Connecticut Avenue property during the three months ended July 31, 1996 while it was being held for sale.

Interest expense decreased because the loan from affiliate was repaid by the Partnership in June 1996. See Note 2 to the consolidated financial statements.

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

A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

The Century Square office building remained 100% leased during the period. The vacancy level in the Pasadena, California market remained at 15% and it is not expected to improve in the near term. The leases of the property's largest tenant, Countrywide Credit which occupies 84% of the property's rentable space, expire in 2010.

The office market in the South Bay area of Los Angeles, California, the
location of     Harborgate,   remains weak    primarily  as a result of
                    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

retrenchment in the defense and aerospace industries. The vacancy rate (including sublet space) in this market is currently approximately 26%. There is a limited number of tenants seeking to lease space in this market. During the third quarter of 1996, occupancy at the property remained at 89%. U.S. Sprint, which occupies approximately 52% of the property's space, exercised a termination option on approximately 60% of its space effective October 31, 1996. No other significant leases expire before 2000.

Arlington Business Center, a research and development building is located in Arlington Heights, Illinois. Leasing activity in this market has slowed in 1996 from 1995 levels, and the vacancy rate is approximately 14%. During the third quarter of 1996, occupancy at the property remained at 100%. The lease of Digital Equipment Corp., for approximately 16% of the property's space, was renewed for five years. Leases for approximately 23% of the property's space expire in 1997.

Westwood 10, located in Westwood, Massachusetts, is experiencing increasing demand from high tech and office tenants, which should lead to a decline in the vacancy rate in this market, currently 15%. As of July 31, 1996, the property was 100% leased.

The Charlotte, North Carolina office market, in which Carmel Park is located, has a vacancy rate of approximately 3%. In this market, there is little new construction and rental rates have increased slightly. Carmel Park's occupancy was 100% at July 31, 1996.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a difficult retail market where overbuilding has exerted downward pressure on rents and the market vacancy rate is approximately 20%. During the third quarter of 1996, occupancy at the property decreased slightly to 83%. The lease of Marshalls for approximately 21% of the property's space which was to expire in January 1997, was renewed for five years at a slightly higher rental rate. No other significant leases expire at this property before 1998.

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

The parties in the Schechtman Action, the Dosky Action and the Segal Action intend to ask the Delaware Court of Chancery that such Actions be consolidated in a single matter. The Grigsby Action has been stayed indefinitely subject to being reopened for good cause. The Young Action has been dismissed without prejudice. The defendants in the Young Action understand that the plaintiffs in the Young Action intend to join the Schechtman Action, the Dosky Action and the Segal Action if such Actions are consolidated.

Item 6.   Exhibits & Reports on Form 8-K

          (a)       Exhibits -
                    An exhibit index has been filed as part of this Report on Page E1

          (b) Reports on Form 8-K - Report dated June 24, 1996 as to the sale of the 1718 Connecticut Avenue office building.

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


                                              DEAN WITTER REALTY INCOME
                                                PARTNERSHIP I, L.P.


                                        By:   Dean Witter Realty Income
                                                Properties I Inc.
                                              Managing General Partner



Date:  September 12, 1996               By:   /s/E. Davisson Hardman, Jr.
                                              E. Davisson Hardman, Jr.
                                              President



Date:  September 12, 1996               By:   /s/Lawrence Volpe
                                              Lawrence Volpe
                                              Controller
                                              (Principal Financial and
                                               Accounting Officer)

                               Dean Witter Realty Income Partnership I, L.P.

                                        Quarter Ended July 31, 1996


                                               Exhibit Index



Exhibit
  No.                           Description

 27                      Financial Data Schedule








































                                                    E1