Form 10-K
period 1996-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1997-01-29
CIK 726315

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549

                                           FORM 10-K

[ X ]                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934
                          For the fiscal year ended October 31, 1996

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

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership I, L.P. (the "Partnership"), is a limited partnership formed in August 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates I, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates I Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 8 to the Consolidated Financial Statements in Item 8 and in Item 13 below.

The Partnership issued 92,780 units of limited partnership interest (the "Units") with gross proceeds from the offering of $92,780,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties (one of which was sold in fiscal 1996), two office/research and development properties and one retail property which were acquired without mortgage debt. The properties are described in Item 2 below.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is included in the Partnership's
Consolidated Financial Statements in Item 8 below.

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



ITEM 2.  PROPERTIES

The Partnership's principal offices are located at Two World Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 1996, the Partnership owned directly or through a partnership interest the following six property interests, none of which is encumbered by mortgage debt. Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, all of the properties are adequately covered by insurance.

                                              Year(s)           Acquisition       Net Rentable          Type of Ownership
                                            Completed/             Cost               Area                 of land and
  Property, location and type                 Acquired            ($000)          (000 sq. ft.)           Improvements
Westwood 10
  Westwood, MA                             1986/1984,86            $8,952               122             Fee ownership
  Office/research and
  development building

North Lake Plaza
  Altamonte Springs, FL                    1985/1984,86           $10,110               137             Fee ownership
  Shopping center

Harborgate
  Los Angeles, CA                            1984/1984            $13,000                68             Fee ownership
  Office Building

Arlington Business Center
  Arlington Heights, IL                      1984/1984             $9,721                98             Fee ownership
  Three office/research and
  development buildings

Carmel Park I and II
  Charlotte, NC                              1985/1985            $18,530               168             Fee ownership
  Office buildings

Century Square
  Pasadena, CA                               1984/1985            $ 9,700               206             25% General Part-
  Office building                                                                                       nership interest1



1.     An affiliate of the Partnership, Dean Witter Realty Income Partnership
II, L.P., purchased the remaining 75% general partnership interest in the partnership. The total cost of the property was $38.8 million.





Each property was built with on-site parking facilities.

In fiscal 1996, the Partnership sold its 99.9% interest in 1718
Connecticut Avenue, an office building in Washington, D.C.

An affiliate of the Partnership is the property manager for Century Square, North Lake Plaza, Westwood 10, Carmel Park and Harborgate.

Further information relating to the Partnership's properties is included in Item 7 and footnotes 4 and 5 to the consolidated financial statements in Item 8 below.

ITEM 3.  LEGAL PROCEEDINGS

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York.

On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. ("DWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWR, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, DWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action and the Grigsby Action joined the Consolidated Action. The Grigsby Action remains stayed indefinitely subject to being reopened for good cause.

On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, DWD, DWR and others as defendants. This complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                         PART II.

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            STOCKHOLDER MATTERS

An established public trading market for the Units does not exist, and it is not anticipated that such a market will develop in the future. Accordingly, information as to the market value of a Unit at any given date is not available. However, the Partnership does allow its limited partners (the "Limited Partners") to transfer their units if a suitable buyer can be located.

As of January 22, 1997 there were 14,245 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Partnership paid quarterly cash distributions during the year ended October 31, 1996 aggregating $42.28 per Unit (including $12.28 per Unit from proceeds from the sale of the 1718 Connecticut Avenue property). The total distributions aggregated $4,232,069 with $3,922,805 distributed to the Limited Partners and $309,264 to the General Partners. The distribution of proceeds from the sale of the 1718 Connecticut Avenue property was paid 100% to the Limited Partners. For the year ended October 31, 1995, the Partnership paid quarterly cash distributions aggregating $18.75 per Unit. The total distribution aggregated $1,932,915 with $1,739,625 distributed to the Limited Partners and $193,290 to the General Partners.

On November 27, 1996, the Partnership paid a cash distribution of $8.95 per Unit. The total distribution aggregated $922,646 with $830,381 distributed to the Limited Partners and $92,265 to the General Partners.

The Partnership anticipates making regular distributions to its partners in the future.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the Partnership:

                                Dean Witter RealtY Income Partnership I, L.P.
                       For the years ended October 31, 1996, 1995, 1994, 1993 and 1992
                                  19961           1995          1994             1993           1992
Total revenues               $  8,493,737     $ 8,000,566   $  7,900,587     $ 7,211,147    $ 6,980,117
Net (loss) income            $ (5,607,581)2   $ 1,535,137   $(10,175,630)3   $   191,052    $   459,493
Net (loss) income per
  Unit of
  limited
  partnership
  interest                        $(53.66)         $14.89         $(98.71)        $ 1.85         $ 4.46
Cash distributions
  paid per Unit
  of limited
  partnership
  interest4                        $42.285         $18.75          $15.00         $15.00         $15.00

Total assets at
  October 31                   $43,069,014    $58,295,735     $58,611.333    $73,292,198    $74,016,333

Loan payable to bank
    due after one year
    (See note 6 to the
    financial statements)      $     -        $      -        $     -        $ 2,785,665     $     -

1. Revenues and net income include gain of $0.7 million on the sale of the 1718 Connecticut Avenue property. See Note 4 to the Financial Statements in
Item 8.

2. Includes an $8.5 million loss on impairment recorded for the Westwood 10, 1718 Connecticut Avenue, Northlake Plaza and Carmel Park properties. See Item
7 and Note 4 to the Financial Statements in Item 8.

3.  Includes a $10.8 million loss on impairment recorded for the Arlington
Business Center and Harborgate properties.  See Item 7 and Note 4 to the
Financial Statements in Item 8.

4. Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $42.28, $3.86, $15.00, $13.15 and $10.54 for the years ended October 31, 1996, 1995, 1994, 1993, and 1992, respectively, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed.

5.  Includes $12.28 per Unit distribution of proceeds from the sale of 1718
Connecticut Avenue.

The above financial data should be read in conjunction with the consolidated financial statements and the related notes in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties (one of which was sold in fiscal 1996) and has made one investment in a partnership on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned.

The sale of the 1718 Connecticut Avenue office building closed on June 24, 1996. See Note 4 to the consolidated financial statements. In 1996, the Partnership's cash flow from operations decreased when compared to 1995 by approximately $275,000 as result of the sale of the building.

In many regions of the country, continued restraint of new office construction and steady leasing have reduced office supply in office markets, and, in certain areas, rental rates are rising. Some office markets are faring better than others. For example, Charlotte, NC, the location of the Carmel Park property is approximately 4% vacant. Office properties located in the West are benefiting from expansion by the entertainment, high-technology and telecommunications industries; however, the SouthBay area of Los Angeles (the location of Harborgate) and Pasadena (the location of Century Square) continue to be negatively impacted by corporate mergers and consolidations. Office construction remains primarily on a build-to-suit basis as current rental rates do not justify speculative development. Vacancies at many office/research and development properties are declining as communications, computers and software companies demand additional space. In the Boston area, the location of the Westwood 10 property, growth in the software, health care and telecommunications industries is reducing vacancy levels in this market. Also, the vacancy rate in Arlington Heights, IL, the location of Arlington Business Center, has improved to 14%, and the Partnership expects this vacancy to decline further in 1997. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending have resulted in higher vacancies and stagnant rents at many retail properties.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. During the year ended October 31, 1996, all of the Partnership's properties and its joint venture interest generated positive cash flow from operations, and it is anticipated that they will continue to do so.
In addition, the Partnership's liquidity has been and will continue to be affected by sales of the Partnership's properties; when properties are sold, the Partnership's cash from operations available for distribution decreases. As a result of the absence of operating cash flow from the 1718 Connecticut Avenue property, the Partnership decreased its quarterly cash distribution from $10.00 per Unit to $8.95 per Unit (a 4% rate on the gross offering proceeds attributable to the Partnership's remaining investments), beginning with the fourth quarter distribution paid November 27, 1996.

The Managing General Partner believes that, barring a change in circumstances, it will market the Partnership's remaining properties for sale in 1997. In the fourth quarter of 1996, the Managing General Partner engaged real estate brokers to market Century Square and Arlington Business Center. However, there can be no assurance that all properties will be sold.

During the year ended October 31, 1996, the Partnership's cash flow from operations, net proceeds from the sale of the office building and distributions received from the joint venture exceeded distributions to partners, repayment of the loan from affiliate and contributions to the joint venture. The Partnership used the excess cash inflows in 1996 to fund a portion of capital expenditures and payment of deferred distributions to the General Partners; the remainder of these cash outflows were funded from cash reserves.

During the year ended October 31, 1996, the Partnership incurred approximately $465,000 of capital expenditures, primarily in connection with the leasing of space at the Westwood 10 (approxmateily $264,000) and Harborgate (approximately $134,000) office buildings. The Partnership also contributed approximately $131,000 to the Century Square joint venture, primarily for its share of building improvements.

As of October 31, 1996, the Partnership has commitments to fund approximately $300,000 of capital expenditures, primarily relating to the Harborgate building.

During 1997, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to its investors (other than distributions of net proceeds from future property sales) and contributions to its joint ventures; the Partnership expects to fund a portion of capital expenditures and deferred distributions payable to the General Partners from cash reserves.

Except as discussed above and in the consolidated financial statements in Item 8 below, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On November 27, 1996, the Partnership paid the fourth quarter cash distribution of $8.95 per Unit. The total distribution aggregated $922,646 with $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners. The Partnership also paid the remaining $1,233,837 of deferred distributions to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1996 compared to 1995 and for the year ended
October 31, 1995 compared to 1994 are primarily attributable to the following:

No individual factor accounted for a significant change in rental revenue, equity in earnings of joint venture, property operating expenses and general and administrative expenses from 1995 to 1996 or 1994 to 1995.

The 1996 gain on the sale of the 1718 Connecticut property is described in Note 4 to the consolidated financial statements.

Interest and other revenue decreased in 1996 compared to 1995 and increased in 1995 compared to 1994 primarily due to tenant reimbursements for certain expenses by tenants at Arlington Business Center in 1995.

In 1996, depreciation and amortization decreased by approximately $405,000 because the depreciable bases of the Westwood 10, Northlake Plaza and Carmel Park properties were written down in the first quarter of 1996. There are no other significant individual factors which account for the remaining change in depreciation and amortization in 1996 compared to 1995. The decreases in depreciation and amortization for the year ended 1995 compared to 1994 are due to the lower depreciable basis of the Harborgate office building and Arlington Business Center properties, as a result of writedowns recorded in October 1994. See Note 4 to the consolidated financial statements.

In 1996, interest expense decreased because the loan from affiliate was repaid by the Partnership in June 1996. See Note 8 to the consolidated financial statements. In 1995, interest expense decreased because the loan payable to the bank was repaid by the Partnership in September 1994. See Note 6 to the consolidated financial statements.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties totalling $8,510,000. In fiscal 1994, the Partnership recorded losses on impairment of the Harborgate and Arlington Business Center properties totalling approximately $10,800,000. See Note 4 to the consolidated financial statements.

A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate was approximately 15% during 1996, and the Partnership does not expect the market to improve in the near term. However, Century Square remained 100% leased during the year. The property is currently occupied by three tenants, and the leases of the property's largest tenant, Countrywide Credit Industries Inc. (which occupies 84% of the property's space), expire in 2010. There are no other tenants occupying more than 10% of the property.

The office market in the SouthBay area of Los Angeles, California, the location of Harborgate has not recovered from the severe cutbacks by the defense industries in this area. In addition, the depressed conditions in the nearby downtown Los Angeles office market continue to negatively impact the SouthBay market. The vacancy rate (including sublet space) in this market is currently 26% (a 3% improvement from the end of 1995). There is a limited number of tenants seeking to lease space in this market. During 1996, average occupancy at the property was approximately 88%, and at October 31, 1996, occupancy at the property was approximately 91% compared to 84% at the prior year-end. The property is leased to 12 tenants. U.S. Sprint, which occupies approximately 52% of the property's space, exercised a termination option on approximately 33% of the property's space effective December 31, 1996. The lease on U.S. Sprint's remaining space expires in 2000; however, it may terminate its lease on this space earlier. There are no other tenants occupying more than 10% of the property.

Arlington Business Center, a research and development building, is located in Arlington Heights, Illinois. The vacancy in this market has decreased from 17% in 1995 to 14% in 1996. This decrease has caused rental rates to increase in 1996. During 1996, average occupancy at the property was approximately 99%. At October 31, 1996, occupancy at the property was 100% vs. 95% at the prior year-end. The property is leased to 9 tenants. Tenants occupying more than 10% of rentable space are CTC International, Inc. (26%), Racal Data Communications (16%), Digital Equipment (16%), Pitney Bowes (14%) and Electronic Prepress (11%). Leases at the property expire as follows: 21% in 1997, 21% in 1999, 16% in 2000 and 42% in 2001.

Westwood 10, located in Westwood, Massachusetts, is experiencing increasing demand from high tech and office tenants, which should lead to a decline in the vacancy rate in this market. In 1996, vacancy in this market decreased from 22% to 15%, and rental rates are increasing. During 1996, average occupancy at the property was 91%; at October 31, 1996, occupancy at the property was 100% vs. 85% at the prior year-end. The property is leased to 7 tenants.
Tenants occupying more than 10% of rentable space are Mitek Surgical Products (30%), Executone Information Systems (18%), QCC Inc. (15%), Mobile Media X-Ray (12%), and LIDS, L.P. (12%). Leases at the property expire as follows: 30% in 1997, 12% in 2000, 33% in 2001 and 15% in 2003.

The vacancy rate in the Charlotte, North Carolina office market, in which Carmel Park is located, decreased slightly in 1996, while rental rates increased slightly and concessions decreased. There is little new construction in this market. During 1996, average occupancy at the property was 99%; at October 31, 1996, occupancy at the property was 100% vs. 98% at the prior year-end. The property is occupied by 18 tenants. The leases of CIGNA (for approximately 32% of the property's space) and Royal Indemnity (for approximately 41% of the space) expire in 1997 and 2000, respectively. There are no other tenants occupying more than 10% of the property.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is an improving retail market, and has a vacancy rate of approximately 8%. During 1996, average occupancy at the property was 85%, and at October 31, 1996, the occupancy was approximately 80% compared to 91% at October 31, 1995. The property is currently occupied by 8 tenants. Development of nearby office projects and the scheduled expansion of North Lake Boulevard are anticipated to increase traffic at the property. The leases for Home Depot (for approximately 50% of the property's space) and Marshalls Inc. (for approximately 21% of the space) expire in 1998 and 2002, respectively. In 1992, Home Depot sub-leased its space to Burlington Coat Factory for the remainder of its lease term.
Home Depot will remain obligated to pay rent under the lease until it expires. There are no other tenants occupying more than 10% of the property.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                                                    INDEX

                                                                  Page

(a) Financial statements

Independent Auditors' Report                                           14
Consolidated Balance Sheets at October 31, 1996 and 1995              15
Consolidated Statements of Operations for the years ended
October 31, 1996, 1995 and 1994                                       16
Consolidated Statements of Partners' Capital for the years
ended October 31, 1996, 1995 and 1994                                 17
Consolidated Statements of Cash Flows for the years ended
October 31, 1996, 1995 and 1994                                       18
Notes to Consolidated Financial Statements                          19-26




(b) Financial statement schedule

Real Estate and Accumulated Depreciation                          III  33-34




















All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report




To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships (the "Partnership") as of October 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. and consolidated partnerships as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP





New York, New York
January 24, 1997

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                         CONSOLIDATED BALANCE SHEETS

                                          October 31, 1996 and 1995


                                                   ASSETS

                                                                      1996                     1995
Cash and cash equivalents                                          $ 2,954,592             $  3,572,041

Real estate:
  Land                                                              10,367,200               12,230,400
  Buildings and improvements                                        42,683,414               56,550,871
                                                                    53,050,614               68,781,271
  Accumulated depreciation                                          22,598,452               24,089,561
                                                                    30,452,162               44,691,710

Investment in joint venture                                          8,423,845                8,626,606

Deferred leasing commissions, net                                      252,819                  260,912

Other assets                                                           985,596                1,144,466

                                                                   $43,069,014             $ 58,295,735


                                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities                          $    748,320             $    808,003

Security deposits                                                      149,389                  210,413

Loan from affiliate                                                     -                     4,032,527

Deferred distributions                                               1,233,837                2,467,674
                                                                     2,131,546                7,518,617

Partners' capital (deficiency)
  General partners                                                  (4,228,169)              (3,289,800)
  Limited partners ($1,000 per Unit,
     92,780 Units issued)                                           45,165,637               54,066,918
  Total partners' capital                                           40,937,468               50,777,118

                                                                   $43,069,014             $ 58,295,735


                        See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                             For the years ended October 31, 1996, 1995 and 1994


                                                  1996                  1995                 1994
Revenues:
   Rental                                     $ 7,013,164           $7,110,106           $  7,141,940
   Gain on sale of real estate                    683,471                -                     -
   Equity in earnings of joint
     venture                                      589,362              474,263                586,104
   Interest and other                             207,740              416,197                172,543
                                                8,493,737            8,000,566              7,900,587

Expenses:
   Property operating                           3,085,939            2,963,316              3,064,472
   Depreciation                                 1,745,666            2,534,549              2,949,356
   Amortization                                   138,008              219,225                292,590
   Interest                                       218,159              342,221                490,260
   General and administrative                     403,546              406,118                442,475
   Losses on impairment of real
     estate                                     8,510,000                -                 10,837,064
                                               14,101,318            6,465,429             18,076,217

Net (loss) income                             $(5,607,581)          $1,535,137           $(10,175,630)

Net (loss) income allocated to:
   Limited partners                           $(4,978,476)          $1,381,623           $ (9,158,067)
   General partners                              (629,105)             153,514             (1,017,563)
                                              $(5,607,581)          $1,535,137           $(10,175,630)

Net (loss) income per Unit of
   limited partnership interest                   $(53.66)              $14.89                $(98.71)












                        See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                             For the years ended October 31, 1996, 1995 and 1994


                                                Limited               General
                                                Partners              Partners               Total
Partners' capital (deficiency)
   at November 1, 1993                        $64,974,687           $(2,077,828)         $ 62,896,859

Net loss                                       (9,158,067)           (1,017,563)          (10,175,630)

Distributions                                  (1,391,700)             (154,633)           (1,546,333)

Partners' capital (deficiency)
   at October 31, 1994                         54,424,920            (3,250,024)           51,174,896

Net income                                      1,381,623               153,514             1,535,137

Distributions                                  (1,739,625)             (193,290)           (1,932,915)

Partners' capital (deficiency)
   at October 31, 1995                         54,066,918            (3,289,800)           50,777,118

Net loss                                       (4,978,476)             (629,105)           (5,607,581)

Distributions                                  (3,922,805)             (309,264)           (4,232,069)

Partners' capital (deficiency)
   at October 31, 1996                        $45,165,637           $(4,228,169)         $ 40,937,468















                        See accompanying notes to consolidated financial statements.
/TABLE

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             For the years ended October 31, 1996, 1995 and 1994
                                                              1996             1995                1994
Cash flows from operating activities:
   Net (loss) income                                      $(5,607,581)     $ 1,535,137        $(10,175,630)
     Adjustments to reconcile net (loss) income
     to net cash provided by operating activities:
        Depreciation                                        1,745,666        2,534,549           2,949,356
        Amortization                                          138,008          219,225             292,590
        Equity in earnings of joint venture                  (589,362)        (474,263)           (586,104)
        Gain on sale of real estate                          (683,471)           -                   -
        Losses on impairment of real estate                 8,510,000            -              10,837,064
        (Increase) decrease to operating assets:
           Deferred leasing commissions                      (129,915)         (61,412)           (204,225)
           Other assets                                        19,568         (442,889)            (64,652)
        (Decrease) increase to operating liabilities:
           Accounts payable and accrued liabilities           (51,471)          16,107              (1,521)
           Security deposits                                  (19,544)          43,195               4,607

           Net cash provided by operating activities        3,331,898        3,369,649           3,051,485

Cash flows from investing activities:
   Proceeds from disposition of real estate                 5,092,559            -                   -
   Additions to real estate                                  (335,596)        (720,356)           (692,220)
   Distributions from joint venture                           922,699          989,365           1,162,129
   Investments in joint venture                              (130,576)        (387,503)            (11,557)

           Net cash provided by (used in) investing
             activities                                     5,549,086         (118,494)            458,352

Cash flows from financing activities:
   Decrease in deferred distributions                      (1,233,837)           -                  -
   Decrease in loan from affiliates                        (4,032,527)         (15,780)             -
   Cash distributions                                      (4,232,069)      (1,894,257)         (1,391,700)
   Repayment of loan payable to bank                            -                -              (3,116,621)
   Decrease in restricted cash                                  -                -                 250,000

           Net cash used in financing activities           (9,498,433)      (1,910,037)         (4,258,321)

(Decrease) increase in cash and cash equivalents             (617,449)       1,341,118            (748,484)

Cash and cash equivalents at beginning of year              3,572,041        2,230,923           2,979,407

Cash and cash equivalents at end of year                  $ 2,954,592      $ 3,572,041        $  2,230,923

Supplemental disclosure of cash flow information:
     Cash paid for interest                               $   218,159      $   342,221        $    490,260
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

At least annually, and more often if circumstances dictate, the Partnership evaluates the recoverability of the net carrying value of its real estate and any related assets. As part of this evaluation, the Partnership assesses, among other things, whether there has been a significant decrease in the market value of any of its properties. If events or circumstances indicate that the net carrying value of a property may not be recoverable, the expected future net cash flows from the property are estimated for a period
                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        Notes to Consolidated Financial Statements

of approximately five years (or a shorter period if the Partnership expects that the property may be disposed of sooner), along with estimated sales proceeds at the end of the period. If the total of these future undiscounted cash flows were less than the carrying amount of the property, the property would be written down to its fair value as determined (in some cases with the assistance of outside real estate consultants) based on discounted cash flows, and a loss on impairment recognized by a charge to earnings. The Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1996. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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




                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        Notes to Consolidated Financial Statements

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows:
(a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $10 million higher than the amounts reported for financial statement purposes.

3.  Partnership Agreement

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale or financing proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution, plus cumulative distributions of distributable cash and sale or financing proceeds, in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

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

Distributions paid to limited partners include a return of capital per Unit of limited partnership interest of $42.28, $3.86, and $15.00, for the years ended October 31, 1996, 1995 and 1994, respectively, calculated as the excess of cash distributed per Unit over the accumulated earnings per Unit not previously distributed.





                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                        Notes to Consolidated Financial Statements
4.   Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:
                                                           Net Carrying Value
                                         Year of             at October 31,
                                        Acquisition         1996                  1995
Westwood 10, Westwood, MA               1984, 1986       $ 5,614,689          $ 8,330,901

North Lake Plaza,
  Altamonte Springs, FL                 1984, 1986         6,877,537            8,431,300

Harborgate, Los Angeles, CA                1984            3,926,202            3,953,133

Arlington Business Center,
  Arlington Heights, IL                    1984            3,084,915            3,303,088

Carmel Park, Charlotte, NC                 1985           10,948,819           14,501,220

1718 Connecticut,
  Washington, D.C.                         1984               -                 6,172,068
                                                         $30,452,162          $44,691,710

On June 24, 1996, the Partnership sold the 1718 Connecticut property to an unaffiliated party for a sales price of approximately $5.1 million (net of closing costs). The Partnership recognized a gain on this sale of approximatley $683,000, which was allocated 100% to the Limited Parters in accordance with the Partnership Agreement.

In the first quarter of fiscal 1996, in accordance with the impairment evaluation policy described in Note 2, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership would be unable to recover its investments in the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties. Accordingly, the Partnership wrote these properties down to their estimated fair values (based on independent appraisals) and recorded losses on impairment of $2,634,000, $1,742,000, $1,377,000 and $2,757,000,
respectively.

In fiscal 1994, the Partnership concluded that the values of the Harborgate office building and Arlington Business Center were impaired. Accordingly, in fiscal 1994, in accordance with its policies for evaluating the recoverability of its real estate, the Partnership recognized losses on impairment of these properties of approximately $6,130,000 and $4,707,000, respectively.
                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        Notes to Consolidated Financial Statements

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

Summarized balance sheet information of the Joint Venture is as follows:
                                             1996                 1995
Land and building, net                    $31,312,446          $32,185,831
Other                                       2,567,434            2,519,804

Total assets                              $33,879,880          $34,705,635

Liabilities                               $   184,503          $   199,212
Partners' capital                          33,695,377           34,506,423

Total liabilities and capital             $33,879,880          $34,705,635

Summarized results of operations of the Joint Venture are as follows:

                                                  Year ended October 31,
                                              1996              1995             1994
Rental income                              $5,761,715        $5,403,499      $5,941,457
Other income                                   69,838            21,519          31,383
                                            5,831,553         5,425,018       5,972,840

Property operating expenses                 1,926,040         1,917,052       2,110,092
Depreciation and amotization                1,548,067         1,610,915       1,518,333
                                            3,474,107         3,527,967       3,628,425

Net income                                 $2,357,446        $1,897,051      $2,344,415






                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                        Notes to Consolidated Financial Statements

Activity in the Investment in Joint Venture is as follows:
                                              Year ended October 31,
                                       1996              1995               1994
Investment at beginning
  of year                           $8,626,606       $ 8,754,205        $ 9,318,673
Equity in earnings                     589,362           474,263            586,104
Distributions                         (922,699)         (989,365)        (1,162,129)
Additional investments                 130,576           387,503             11,557
Investment at end of year           $8,423,845       $ 8,626,606        $ 8,754,205

The accounting policies employed by the Joint Venture are the same as those of the Partnership.

6.  Loan Payable to Bank

In December 1992, the Partnership established a $3.8 million secured line of credit with a bank. Borrowings bore interest, at the prime rate plus three quarters percent. In September 1994, this loan was repaid in its entirety.

7.  Leases

Minimum future rental income under noncancellable operating leases as of October 31, 1996 is as follows:

                  Year ending October 31:
                  1997                                      $4,530,319
                  1998                                       3,507,507
                  1999                                       3,092,289
                  2000                                       2,344,634
                  2001                                       1,043,646
                  Thereafter                                   385,215
                  Total                                    $14,903,610

The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to fifteen years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.
8.  Related Party Transactions
An affiliate of the Managing General Partner provided property management services for six properties in 1996, 1995 and 1994. The Partnership paid the affiliate management fees (included in property operating expenses) of $225,800, $186,538 and $232,272 for the years
                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        Notes to Consolidated Financial Statements

ended October 31, 1996, 1995 and 1994, respectively.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. In 1996, 1995 and 1994 the affiliate was reimbursed $259,076, $247,518 and $278,250, respectively (included in general and administrative expenses) for these services.

As of October 31, 1996, the affiliates were owed $40,208 for these services.

Prior to 1990, the Partnership borrowed funds from an affiliate of the Managing General Partner to fund the cost of tenant improvements, capital expenditures and other Partnership expenditures. The loan bore interest at the prime rate. During the first quarter of 1996, the Partnership and the affiliate amended and restated the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliate no later than October 31, 1997. Advances to the Partnership under the Partnership's line of credit were capped at $4,500,000. In June 1996, the loan was repaid with a portion of the proceeds from the sale of the 1718 Connecticut Avenue property. Interest expense amounted to $218,159, $342,221 and $281,361 in 1996, 1995 and 1994,
respectively.

Through January 31, 1995, the General Partners deferred receipt of an aggregate amount of $2,467,674 of distributions to which they are entitled, including distributions of $38,658 and $154,633 for the years ended October 31, 1995 and 1994, respectively; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently. In September 1996, the Partnership paid $1,233,837 of deferred distributions, and, in November 1996, paid the remaining deferred distributions to the General Partners.

9.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud and misrepresentation, and seek an accounting of profits, compensatory and other damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants are vigorously defending these actions. It is impossible to predict
                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        Notes to Consolidated Financial Statements

the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.  Subsequent Event

On November 27, 1996, the Partnership paid a cash distribution of $8.95 per Unit. The distribution was $922,646 with $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners.
   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

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

The directors and executive officers of the Managing General Partner are as follows:
                                                       Position with the
     Name                                           Managing General Partner

     William B. Smith                       Chairman of the Board of Directors
     E. Davisson Hardman, Jr.               President and Director
     Lawrence Volpe                         Controller and       Director
     Ronald T. Carman                       Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 53, is a Managing Director of Dean Witter
Realty Inc. and has been with Dean Witter Realty Inc. since 1982.
He is an Executive Vice President of Dean Witter Reynolds, Inc.

E. Davisson Hardman, Jr., age 47, is a Managing Director of Dean
Witter Realty Inc. and has been with Dean Witter Realty Inc. since
1982.

Lawrence Volpe, age 49, is a Director and the Controller of Dean
Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.

Ronald T. Carman, age 45, is a Director and the Secretary of Dean
Witter Realty, Inc.  He is a Senior Vice President and Associate
General Counsel of Dean Witter Discover & Co. and Dean Witter
Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.




                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. At October 31, 1995, the General Partners had deferred receipt of a total of $2,467,674 of cash distributions to which they were entitled, including $38,658 and $154,633 for the years ended October 31, 1995 and 1994, respectively. The General Partners receive their share of cash distributions currently, beginning with the distribution made in February 1995, and received cash distributions of $309,264 and $154,632 for fiscal years 1996 and 1995, respectively. In September 1996, the Partnership paid $1,233,837 of deferred distributions to the General Partners, and, in November 1996, paid the remaining deferred distributions.

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

(b)  The directors and executive officers of the Managing General
Partner own the following Units as of January 1, 1997:



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


                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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

Prior to 1990, the Partnership borrowed funds from an affiliate of the Managing General Partner to fund the cost of tenant improvements, capital expenditures and other Partnership expenditures. The loan bore interest at the prime rate. During the first quarter of 1996, the Partnership and the affiliate amended and restated the Partnership's borrowing relationship. The Partnership agreed to repay all outstanding amounts borrowed from the affiliate no later than October 31, 1997. Advances to the Partnership under the Partnership's line of credit were capped at $4,500,000. In June 1996, the loan was repaid with a portion of the proceeds from the sale of the 1718 Connecticut Avenue property.





                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Through January 31, 1995, the General Partners deferred receipt of an aggregate amount of $2,467,674 of distributions to which they are entitled, including distributions of $38,658 and $154,633 for the years ended October 31, 1995 and 1994, respectively; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently. In September 1996, the Partnership paid $1,233,837 of deferred distributions, and, in November 1996, paid the remaining deferred distributions to the General Partners.

                      DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

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

     (b)     Certificate of Limited Partnership included in
             Registration Statement Number 286041 is incorporated herein by reference.

  (4)(a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number
             286041 is incorporated herein by reference.

     (b)     Certificate of Limited Partnership included in
             Registration Statement Number 286041 is
             incorporated herein by reference.

  (10)(a) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on April 26, 1984, October 17, 1984, October 26, 1984, October 31, 1984,
                 December 20, 1984, July 15, 1985 and October 29, 1985 and are incorporated herein by reference.

      (b) "Purchase Agreement" dated as of May 31, 1996 for sale of the 1718 Connecticut Avenue property was filed as an Exhibit to Form 8-K on June 24, 1996 and is incorporated herein by reference.

  (21) Subsidiary: 1718 Connecticut, Ltd., a District of Columbia limited partnership.

  (27)       Financial Data Schedule.

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

 (b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

 (d)(2) Financial Statements of Century Square Venture, the joint venture which owns the Century Square property.

                                                SCHEDULE III

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                  Real Estate and Accumulated Depreciation

                                              October 31, 1996

                          Initial Cost to Partnership (A)

                                                                                         Cost
                                                                                     Capitalized
                                             Building and                            Subsequent
Description                 Land             Improvements          Total             Acquisition
Office/R&D
Building
Westwood, MA             $ 1,750,000          $6,780,006         $8,530,006          $2,686,793

Shopping Center
Altamonte
Springs, FL                2,300,000           7,626,517          9,926,517             870,004

Office Building
Los Angeles, CA            2,630,000          10,919,123         13,549,123             780,381

Office Buildings
Arlington
Heights, IL                2,280,000           7,860,616         10,140,616           1,812,597

Office Buildings
Charlotte, NC              1,934,000          17,186,456         19,120,456           3,239,185

                         $10,894,000         $50,372,718        $61,266,718          $9,388,960

                                                        Gross Amount at which
                                                      Carried at End of Period (B)

                           Losses on
                         Impairment of                            Buildings &
Description               Real Estate          Land               Improvements          Total

Office/R&D
Building
Westwood, MA             $ (2,634,000)       $ 1,486,600         $7,096,199          $ 8,582,799

Shopping Center
Altamonte
Springs, FL                (1,377,000)         2,312,300          7,107,221            9,419,521

Office Building
Los Angeles, CA            (6,129,699)         2,630,000          5,569,805            8,199,805

Office Buildings
Arlington
Heights, IL                (4,707,365)         2,280,000          4,965,848            7,245,848

Office Buildings
Charlotte, NC              (2,757,000)         1,658,300         17,944,341           19,602,641
                         $(17,605,064)       $10,367,200        $42,683,414          $53,050,614

SCHEDULE III (continued)
                                                                             Life on which
                                                                             Depreciation
                                                                            in Latest Income
                          Accumulated          Date of            Date        Statements is
Description              Depreciation        Construction       Acquired       Computed
Office/R&D
Building
Westwood, MA              $2,968,110           1983-1986        April 1984           5-40 years

Shopping Center
Altamonte
Springs, FL                2,541,984           1981-1985        October 1984         5-40 years

Office Building
Los Angeles, Ca            4,273,603              1984          October 1984         5-40 years

Office Buildings
Arlington
Heights, IL                4,160,933             1984           December 1984        5-40 years

Office Buildings
Charlotte, NC              8,653,822           1983-1985        July 1985            5-40 years

                         $22,598,452



Notes:

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. No carrying costs have been capitalized subsequent to acquisition. There is no difference between cost for financial reporting purposes and federal income tax purposes.

(B)  Reconciliation of real estate owned
       at October 31:                                  1996             1995           1994

     Balance at beginning of period               $68,781,271      $68,060,915    $ 78,205,759
     Additions during period:
       Improvements                                   335,596          720,356         692,220
     Sale of real estate                           (7,556,253)           -              -
     Losses on impairments of
       real estate                                 (8,510,000)           -         (10,837,064)
     Balance at end of period                     $53,050,614      $68,781,271    $ 68,060,915


(C)  Reconciliation of accumulated depreciation:

         Balance at beginning of period           $24,089,561      $21,555,012    $ 18,605,656
           Depreciation expense                     1,745,666        2,534,549       2,949,356
           Sale of real estate                     (3,236,775)           -             -

           Balance end of period                  $22,598,452      $24,089,561    $ 21,555,012
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

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

By:    Dean Witter Realty Income Properties I Inc.
       Managing General Partner


By:    /s/E. Davisson Hardman, Jr.                     Date:  January 29, 1997
       E. Davisson Hardman, Jr.
       President


By:    /s/Lawrence Volpe                               Date:  January 29, 1997
       Lawrence Volpe
       Controller
       (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner


/s/William B. Smith                                    Date:  January 29, 1997
William B. Smith
Chairman of the Board of Directors


/s/E. Davisson Hardman, Jr.                            Date:  January 29, 1997
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                                      Date:  January 29, 1997
Lawrence Volpe
Director


/s/Ronald T. Carman                                   Date: January 29, 1997
Ronald T. Carman
Director

                               DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                         Year Ended October 31, 1996

                                                Exhibit Index



       Exhibit
         No.

         27                  Financial Data Schedule

         d.2                 Financial Statements of Century Square Venture



































                                                     E1