Form 10-Q
period 1997-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1997-03-14
CIK 726315

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended January 31, 1997

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

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          CONSOLIDATED BALANCE SHEETS


                                               January 31,       October 31,
                                                   1997             1996
                                   ASSETS

Cash and cash equivalents                     $  1,834,466      $  2,954,592

Real estate:
 Land                                           10,367,200        10,367,200
 Buildings and improvements                     42,722,448        42,683,414
                                                53,089,648        53,050,614
 Accumulated depreciation                       22,920,450        22,598,452
                                                30,169,198        30,452,162

Investment in joint venture                      8,378,496         8,423,845

Deferred leasing commissions, net                  241,345           252,819

Other assets                                       853,995           985,596

                                              $ 41,477,500      $ 43,069,014



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities      $    683,861      $    748,320

Security deposits                                  167,767           149,389

Deferred distributions                               -             1,233,837
                                                   851,628         2,131,546

Partners' capital (deficiency):
 General partners                               (4,259,329)       (4,228,169)
 Limited partners ($1,000 per Unit,
   92,780 Units issued)                         44,885,201        45,165,637

   Total partners' capital                      40,625,872        40,937,468

                                              $ 41,477,500      $ 43,069,014










         See accompanying notes to consolidated financial statements.
/TABLE

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 Three months ended January 31, 1997 and 1996


                                         1997          1996
Revenues:
 Rental                               $ 1,589,557  $ 1,858,302
 Equity in earnings of joint venture      143,620      158,422
 Interest and other                        20,196       53,248
                                        1,753,373    2,069,972

Expenses:
 Property operating                       665,137      780,329
 Depreciation                             321,998      620,866
 Amortization                              26,737       53,043
 General and administrative               128,451       90,267
 Interest                                    -          88,814
 Loss on impairment of real estate           -       8,510,000

                                        1,142,323   10,143,319

Net income (loss)                     $   611,050  $(8,073,347)

Net income (loss) allocated to:
 Limited partners                     $   549,945  $(7,266,012)
 General partners                          61,105     (807,335)

                                      $   611,050  $(8,073,347)

Net income (loss) per Unit of
 limited partnership interest               $5.93      $(78.31)





















   See accompanying notes to consolidated financial statements.

           DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                Three months ended January 31, 1997





                                Limited     General
                                Partners    Partners     Total
Partners' capital (deficiency)
 at November 1, 1996          $45,165,637 $(4,228,169)$40,937,468

Net income                        549,945      61,105     611,050

Cash distributions               (830,381)    (92,265)   (922,646)

Partners' capital (deficiency)
 at January 31, 1997          $44,885,201 $(4,259,329)$40,625,872
































   See accompanying notes to consolidated financial statements.
/TABLE

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 Three months ended January 31, 1997 and 1996


                                                       1997         1996
Cash flows from operating activities:
 Net income (loss)                                 $   611,050  $(8,073,347)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
  Depreciation                                         321,998      620,866
  Amortization                                          26,737       53,043
  Loss on impairment of real estate                       -       8,510,000
  Equity in earnings of joint venture                 (143,620)    (158,422)
  (Increase) decrease in operating assets:
     Deferred expenses                                 (15,263)     (58,460)
     Other assets                                      131,601     (220,246)
  (Decrease) increase in operating liabilities:
     Accounts payable and accrued liabilities          (64,459)     (82,854)
     Security deposits                                  18,378        9,887

       Net cash provided by operating activities       886,422      600,467

Cash flows from investing activities:
 Additions to real estate                              (39,034)     (70,324)
 Investment in joint venture                              -         (96,319)
 Distributions from joint venture                      188,969      193,625

       Net cash provided by investing activities       149,935       26,982

Cash flows from financing activities:
 Decrease in deferred distributions                 (1,233,837)        -
 Distributions                                        (922,646)    (515,444)

       Net cash used in financing activities        (2,156,483)    (515,444)

(Decrease) increase in cash and cash equivalents    (1,120,126)     112,005

Cash and cash equivalents at beginning of period     2,954,592    3,572,041

Cash and cash equivalents at end of period         $ 1,834,466  $ 3,684,046

Supplemental disclosure of cash flow information:
 Cash paid for interest                            $      -     $    88,814











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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of certain real estate in fiscal 1996, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Investment in Joint Venture

In February 1997, the partnership which owns the Century Square office building (which is owned 25% by the Partnership and 75% by Dean Witter Realty Income Partnership II, L.P., an affiliated partnership) agreed to sell the building for $41,500,000. Closing of the sale is expected to occur in the third quarter of fiscal 1997.

3.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for five and six properties for the three months ended January 31, 1997 and 1996, respectively. The Partnership paid the affiliate management fees of $44,652 and $49,709 for the three months ended January 31, 1997 and 1996. These amounts are included in property operating expenses.

              DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

               Notes to Consolidated Financial Statements

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1997 and 1996, the Partnership incurred $66,194 and $69,049, respectively, for these services. These amounts are included in general and administrative expenses.

As of January 31, 1997, the affiliates were owed a total of approximately $35,000 for these services.

Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they were entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. The Partnership made two payments of the deferred distributions of $1,233,837 to the General Partners in September and November 1996.

Prior to 1990, the Partnership borrowed funds under a line of credit from an affiliate of the Managing General Partner. The loan, which had a principal balance of $4,032,527 and bore interest at the prime rate, was repaid in full in June 1996.

4.  Litigation

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

5.  Subsequent Event

On February 27, 1997, the Partnership paid a cash distribution of $8.95 per Unit. The distribution totalled $922,646, with $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners.

             DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties (one of which was sold in fiscal
1996) and made one investment in a partnership (the sole property in which is under contract to be sold) on an all-cash basis. The
Partnership's acquisition program has been completed. No additional investments are planned.

In many regions of the country, continued restraint of new office construction and steady leasing have reduced office supply in office markets, and, in certain areas, rental rates are rising. Some office markets are faring better than others. For example, Charlotte, NC, the location of the Carmel Park property, is approximately 4% vacant. Office properties located in the West are benefiting from expansion by the entertainment, high-technology and telecommunications industries; however, the SouthBay area of Los Angeles (the location of Harborgate) and Pasadena (the location of Century Square) continue to be negatively impacted by corporate mergers and consolidations. Vacancies at many office/research and development properties are declining as communications, computer and software companies demand additional space. In the Boston area, the location of the Westwood 10 property, market vacancy is currently 18% but the Partnership believes that growth in the software, health care and telecommunications industries will reduce vacancy levels in this market. Also, the vacancy rate in Arlington Heights, IL, the location of Arlington Business Center, has recently decreased to 10%, and the Partnership expects the vacancy rate to decline further in 1997. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending have resulted in higher vacancies and stagnant rents at many retail properties.

The Partnership's liquidity depends on the cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. During the quarter ended January 31, 1997, all of the Partnership's properties and its joint venture interest generated positive cash flow from operations, and it is anticipated that they will continue to do so in 1997.

In addition, the Partnership's liquidity has been and will continue to be affected by sales of the Partnership's properties; when properties are sold, the Partnership's cash from operations available for distribution decreases. In fiscal 1997, Partnership cash flow from operations decreased compared to 1996 by approximately $183,000 as result of the sale of the 1718 Connecticut Avenue property in 1996. Because of the reduced cash flow, the Partnership decreased its quarterly cash distribution from $10.00 per Unit to $8.95 per Unit (a 4% rate on the gross offering proceeds attributable to the Partnership's remaining investments), beginning with the fourth quarter distribution paid November 27, 1996.

The Managing General Partner believes that, barring a change in circumstances, it will market the Partnership's remaining properties for sale in 1997. However, there can be no assurance that all properties will be sold.

In the fourth quarter of 1996, the Managing General Partner engaged real estate brokers to market Century Square and Arlington Business Center.
In February, 1997, the partnership which owns the Century Square property agreed to sell the property for $41,500,000. The Partnership's share of the proceeds is expected to approximately $9.9 million. The Partnership's cash flow from this property was approximately $977,000 in 1996 and $228,000 during the first quarter of 1997.

During the quarter ended January 31, 1997, the Partnership's cash flow from operations and distributions received from the joint venture exceeded distributions to partners and capital expenditures. The Partnership repaid the remaining deferred distribution to the General Partners from cash reserves.

As of January 31, 1997, the Partnership has commitments to fund approximately $320,000 of capital expenditures, primarily relating to the Harborgate ($240,000) and Westwood 10 ($70,000) buildings.

During the remainder of 1997, the Partnership expects that its cash flow from operations and distributions received from its joint ventures will exceed distributions to its investors (other than distributions of net proceeds from property sales); the Partnership expects to fund a portion of future capital expenditures from cash reserves.

Except as discussed above, and in the consolidated financial statements the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

On February 27, 1997, the Partnership paid the first quarter cash distribution of $8.95 per Unit. The total distribution aggregated $922,646 with $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three-month period ended January 31, 1997 compared to 1996 were primarily attributable to the following:

No individual factor accounted for a significant change in equity in earnings of joint venture, interest and other revenues and general and administrative expenses from 1996 to 1997.

Rental revenues decreased in 1997 by approximately $263,000 because of the absence of revenues from the 1718 Connecticut Avenue property, which was sold in June 1996.

Property operating expenses decreased in 1997 by approximately $80,000 because of the absence of costs from the 1718 Connecticut Avenue property.

Depreciation and amortization decreased in 1997 by approximately $171,000 because the Westwood 10, Northlake Plaza and Carmel Park properties were written down at the end of the first quarter of 1996 and by approximately $73,000 due to the sale of the 1718 Connecticut Avenue property. No other significant individual factors account for the remaining decrease in depreciation and amortization in 1997.

In 1997, there was no interest expense because the Partnership prepaid its loan from affiliate in June 1996.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties totalling $8,510,000.

A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

In Pasadena, California, the location of the Century Square office building, the overall office market vacancy rate is approximately 15%. However, Century Square remained 100% leased during the first quarter. The leases of the property's largest tenant, Countrywide Credit Industries Inc. (which occupies 84% of the property's space) expire in 2010. Countrywide is negotiating to sublease an additional 9% of the property's space from an existing tenant. No other tenants occupy more than 10% of the property. In February 1997, the partnership which owns the property agreed to sell this property.

The office market in the SouthBay area of Los Angeles, California, the location of Harborgate, has not recovered from the severe cutbacks by the defense industries in this area. In addition, the depressed conditions in the nearby downtown Los Angeles office market continue to negatively impact the SouthBay market, the vacancy rate (including sublet space) in which is currently 25%. There is a limited number of tenants seeking to lease space in this market. During the first quarter of 1997, occupancy at the property decreased to 59% because U.S. Sprint, which occupied approximately 52% of the property's space, exercised a termination option on approximately 33% of the property's space effective December 31, 1996. The lease on U.S. Sprint's remaining space expires in 2000; however, it has another option to terminate its lease on this space in 1998. No other significant leases are scheduled to expire before 2000.

Arlington Business Center, a research and development building, is located in Arlington Heights, Illinois. The vacancy in this market has recently decreased to 10%. This decrease has caused rental rates to increase. During the first quarter of 1997, occupancy at the property remained at 100%. A lease for approximately 16% of the property's space is scheduled to expire in March 1997. The Partnership has begun marketing this space to prospective tenants.

The vacancy in the research and development building market in Westwood, Massachusettes, the location of the Westwood 10 building, recently increased from 15% to 18%. The Partnership believes that this increase is temporary and that increasing demand from high tech and office tenants should reduce the vacancy rate in this market and result in further increases in rental rates. During the first quarter of 1997, occupancy at the property remained at 100%. A lease for 18% of the property's space is scheduled to expire in April 1997. The Partnership believes that it can either renew this lease or lease the vacant space to an existing tenant.

The vacancy rate in the Charlotte, North Carolina office market, in which Carmel Park is located, is approximately 4% and rental rates have increased. This has led to construction in this market which will increase available space later in 1997. During the first quarter of 1997, occupancy at the property remained at 100%. The Partnership is currently negotiating a renewal of its lease with Cigna for approximately 32% of the property's space and is scheduled to expire in May 1997. No other significant leases are scheduled to expire before 2000.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is an improving retail market, and has a vacancy rate of approximately 8%. During the first quarter of 1997, occupancy at the property remained at 80%. Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) expires in 1998. Home Depot has subleased its space to Burlington Coat Factory for the remainder of its lease term. Home Depot will remain obligated to pay rent under the lease until it expires. No other significant leases are scheduled to expire before 2000.

A mall located across the street from North Lake Plaza is undergoing a renovation. When the renovation is completed, this mall may compete with North Lake Plaza for bigger tenants.

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


                                           DEAN WITTER REALTY INCOME
                                             PARTNERSHIP I, L.P.


                                      By:  Dean Witter Realty Income
                                             Properties I Inc.
                                           Managing General Partner



Date:  March 17, 1997                 By:  /s/E. Davisson Hardman, Jr.
                                           E. Davisson Hardman, Jr.
                                           President



Date:  March 17, 1997                 By:  /s/Lawrence Volpe
                                           Lawrence Volpe
                                           Controller
                                           (Principal Financial and
                                           Accounting Officer)

                       Dean Witter Realty Income Partnership I, L.P.

                              Quarter Ended January 31, 1997


                                       Exhibit Index



Exhibit
  No.                       Description

 27                  Financial Data Schedule








































                                            E1