Form 10-Q
period 1997-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1997-06-13
CIK 726315

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended April 30, 1997

                          OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ________.

           Commission File Number:  0-13260

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
(Exact name of registrant as specified in governing instrument)


 Delaware                    13-3174553
(State of organization)(IRS Employer Identification No.)


   2 World Trade Center, New York, NY        10048
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

                   CONSOLIDATED BALANCE SHEETS
                                              April 30,
October 31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $11,772,823    $
2,954,592

Real estate:
 Land
10,367,200                                    10,367,200
 Buildings and improvements                   42,725,727
42,683,414
                                              53,092,927
53,050,614
 Accumulated depreciation                     23,225,341
22,598,452
                                              29,867,586
30,452,162

Investment in joint venture                        -
8,423,845

Deferred leasing commissions, net                365,976
252,819

Other assets                                   1,294,472
985,596

                                             $43,300,857
$43,069,014

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   642,351    $
748,320

Security deposits                                169,605
149,389

Deferred distributions                              -
1,233,837

                                                 811,956
2,131,546

Partners' capital (deficiency):
 General partners                             (4,279,286)
(4,228,169)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
46,768,187                                    45,165,637

   Total partners' capital                    42,488,901
40,937,468

                                             $43,300,857
$43,069,014
  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and six months ended April 30, 1997 and 1996


                            Three months ended           Six
months ended
                                  April 30,          April 30,
                              1997     1996      1997     1996
Revenues:
 Rental                    $1,651,910         $1,781,639
$3,241,467                 $ 3,639,941
 Equity in earnings of joint venture           2,282,329
146,683                     2,425,949             305,105
 Interest and other            44,306             55,513
64,502                         108,761

                            3,978,545          1,983,835
5,731,918                    4,053,807

Expenses:
 Property operating           740,602            793,664
1,405,739                    1,573,993
 Depreciation                 304,891            387,224
626,889                      1,008,090
 Amortization                  34,437             31,363
61,174                          84,406
 General and administrative            112,940             99,266
241,391                        189,533
 Interest                        -                83,042
-     171,856
 Loss on impairment of real estate        -         -        -
8,510,000

                            1,192,870          1,394,559
2,335,193                   11,537,878

Net income (loss)          $2,785,675         $  589,276
$3,396,725                 $(7,484,071)

Net income (loss) allocated to:
 Limited partners          $2,713,367         $  530,348
$3,263,312                 $(6,735,664)
 General partners              72,308             58,928
133,413                       (748,407)

                           $2,785,675         $  589,276
$3,396,725                 $(7,484,071)

Net income (loss) per Unit of
 limited partnership interest           $29.24        $5.72
$35.17                         $(72.60)








  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1997

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1996               $45,165,637
$(4,228,169)                       $40,937,468

Net income                           3,263,312
133,413                              3,396,725

Cash distributions                  (1,660,762)
(184,530)                           (1,845,292)

Partners' capital (deficiency)
 at April 30, 1997                 $46,768,187
$(4,279,286)                       $42,488,901





























  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income (loss)                           $ 3,396,725
$(7,484,071)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                   626,889
1,008,090
  Amortization                                    61,174
84,406
  Loss on impairment of real estate                 -
8,510,000
  Equity in earning of joint venture          (2,425,949)
(305,105)
  Increase in operating assets:
   Deferred expenses                            (174,331)
(127,756)
   Other assets                                 (308,876)
(69,786)
  (Decrease) increase in operating liabilities:
   Accounts payable and accrued liabilities     (105,969)
(274,907)
   Security deposits                              20,216
8,979

     Net cash provided by operating activities
1,089,879                                      1,349,850

Cash flows from investing activities:
 Additions to real estate                        (42,313)
(147,831)
 Investment in joint venture                      (5,559)
(107,480)
 Distributions from joint venture             10,855,353
363,526

     Net cash provided by investing activities
10,807,481                                       108,215

Cash flows from financing activities:
 Decrease in deferred distributions           (1,233,837)
-
 Distributions                                (1,845,292)
(1,030,888)

     Net cash used in financing activities    (3,079,129)
(1,030,888)

Increase in cash and cash equivalents          8,818,231
427,177

Cash and cash equivalents at beginning of period
2,954,592                                      3,572,041

Cash and cash equivalents at end of period   $11,772,823    $
3,999,218

Supplemental disclosure of cash flow information:
 Cash paid for interest                      $     -   $
171,856
                           (Continued)
  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1997 and 1996

                           (Continued)


                                                1997       1996
Supplemental disclosure of non-cash investing activities:

 Reclassification of real estate held for sale:

  Decrease in real estate, at cost:
   Land                                      $     -   $
1,012,200
   Buildings and improvements                      -
6,544,053
   Accumulated depreciation                        -
(3,236,775)

  Increase in real estate held for sale      $     -   $
4,319,478


























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

   In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the losses on impairment of certain real estate in the first quarter of fiscal 1996 and the gain on the sale of the Century Square property included in equity in earnings of joint venture in the second quarter of 1997, such adjustments consist only of normal recurring accruals.

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

     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements

   2.  Investment in Joint Venture

   On  April 10, 1997, the partnership which owns  the
   Century Square office building (which is owned  25%
   by  the  Partnership and 75% by Dean Witter  Realty
   Income   Partnership   II,  L.P.,   an   affiliated
   partnership) sold the building to an unaffiliated party for $40,800,000, net of closing costs. The
   Partnership's share of the net sales proceeds was approximately $10.2 million; these proceeds were distributed 100% to Limited Partners on May 29,
   1997. The Partnership's share of the gain on sale was approximately $2.1 million, which was allocated
   100% to the Limited Partners in accordance with the Partnership Agreement.

   3.     Related Party Transactions

   An   affiliate  of  the  Managing  General  Partner
   provided property management services for five  and
   six  properties for the six months ended April  30,
   1997  and 1996, respectively.  The Partnership paid
   the  affiliate  management  fees  of  approximately
   $100,000  and  $116,000 for the  six  months  ended
   April   30,  1997  and  1996,  respectively.  These
   amounts   are   included  in   property   operating
   expenses.

   Another  affiliate of the Managing General  Partner
   performs    administrative   functions,   processes
   certain  investor  transactions  and  prepares  tax
   information  for the Partnership. For each  of  the
   six-month  periods ended April 30, 1997  and  1996,
   the Partnership incurred approximately $121,000 for
   these  services.   These amounts  are  included  in
   general and administrative expenses.

   As of April 30, 1997, the affiliates were owed a total of approximately $36,000 for these services.

     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements

   Through  January  31,  1995, the  General  Partners
   deferred   receipt  of  distributions   aggregating
   $2,467,674  to  which they were  entitled;  amounts
   deferred were charged against partners' capital and
   recorded  as  liabilities to the  General  Partner.
   The   Partnership   made  two   payments   of   the
   distributions of $1,233,837 to the General Partners in September and November 1996.

   Prior to 1990, the Partnership borrowed funds under a line of credit from an affiliate of the Managing
   General Partner. The loan, which had a principal balance of $4,032,527 at April 30, 1996 and bore interest at the prime rate, was repaid in full in June 1996.

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

   5.  Subsequent Event

   On May 29, 1997, the Partnership paid a cash distribution of $8.95 per Unit. The distribution totaled $922,646, with $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

   Liquidity and Capital Resources

   The  Partnership  raised $92,780,000  in  a  public
   offering   which  was  terminated  in  1984.    The
   Partnership  has  no  plans  to  raise   additional
   capital.

   The  Partnership purchased six properties  (one  of
   which  was  sold  in  fiscal  1996)  and  made  one
   investment in a partnership (the property of  which
   was  sold in April 1997) on an all-cash basis.  The
   Partnership's   acquisition   program   has    been
   completed.  No additional investments are planned.

   The Century Square office building was sold on April 10, 1997. See Note 2 to the consolidated financial statements.

   The  economic expansion continues and has  provided
   for  a  rebound in the commercial property markets.
   Employment  growth has increased demand for  office
   space.  The steady demand and the limited amount of
   speculative  office construction  has  resulted  in
   falling  vacancies,  rising  rents  and  increasing
   property  values  in  many  markets.   Some  office
   markets   are  fairing  better  than  others.   For
   example,  the office market in Charlotte,  NC,  the
   location   of   the   Carmel  Park   property,   is
   approximately 2% vacant.  Office properties located
   in  the  West are benefiting from expansion by  the
   entertainment,         high-technology          and
   telecommunications   industries;    however,    the
   SouthBay  area  of  Los Angeles  (the  location  of
   Harborgate) continues to be negatively impacted  by
   corporate mergers and consolidations.  Vacancies at
   many office/research and development properties are
   declining as communications, computer and  software
   companies  demand additional space.  In the  Boston
   area,  the  location of the Westwood  10  property,
   market vacancy is currently 18% but the Partnership
   believes  that growth in the software, health  care
   and   telecommunications  industries  will   reduce
   vacancy levels in this market.  The vacancy rate in
   Arlington  Heights, IL, the location  of  Arlington
   Business   Center,  is  currently  11%,   and   the
   Partnership expects this vacancy rate to decline further in 1997. In the retail sector, a changing tenant base caused by the domination of certain power center tenants coupled with bankruptcies and major restructuring of other tenants and reduced consumer spending have resulted in higher vacancies and stagnant rents at many retail properties.
   Although North Lake Plaza is located in a strong retail market (Altamonte Springs, Florida which is near Orlando, Florida), it currently has a vacancy rate of 22%.

   The  Partnership's liquidity depends  on  the  cash
   flow   from   operations  of  its  properties   and
   expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of vacant space. During the three and six-month periods ended April 30, 1997, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that they will continue to do so during the remainder of 1997.

   In  addition, the Partnership's liquidity has  been
   and  will continue to be affected by sales  of  the
   Partnership's properties; when properties are sold,
   the  Partnership's  cash from operations  available
   for  distribution decreases.  During the three- and
   six-month periods ended April 30, 1997, Partnership
   cash  flow  from operations decreased  compared  to
   1996   by   approximately  $167,000  and  $350,000,
   respectively, as a result of the sale of  the  1718
   Connecticut Avenue property in 1996.  Also,  during
   the  remainder  of  1997, the Partnership  will  no
   longer   receive  its  share  of  cash  flow   from
   operations  of its joint venture; the Partnership's
   operating  cash  flow from this joint  venture  was
   approximately  $977,000 in 1996  and  $250,000  and
   $440,000  during  the three- and six-month  periods
   ended April 30, 1997, respectively.  As a result of
   the  absence of operating cash flow from the  joint
   venture interest, the Partnership will decrease its
   quarterly cash distribution from $8.95 per Unit  to
   $7.72  per  Unit  (a 4% rate on the gross  offering
   proceeds    attributable   to   the   Partnership's
   remaining investments) beginning with the third quarter distribution payable in August 1997.

   The Managing General Partner believes that, barring a change in circumstances, it will market the Partnership's remaining properties for sale during the remainder of 1997, except for the North Lake
   Plaza shopping center which is not expected to be marketed until 1998. However, there can be no assurance that all properties will be sold.
   The Managing General Partner has engaged real estate brokers to market the Arlington Business
   Center, Carmel Park and Westwood 10 properties.

   During  the  six months ended April 30,  1997,  the
   Partnership   incurred  capital   expenditures   of
   $217,000, primarily in connection with the  leasing
   of   space  at  the  Carmel  Park  ($147,000)   and
   Harborgate ($50,000) buildings.

   During  the  six months ended April 30,  1997,  the
   Partnership's   cash  flow  from   operations   and
   distributions  received  from  the  joint   venture
   (excluding    receipt   of   sales   proceeds    of
   approximately  $10.2  million)  slightly   exceeded
   distributions to partners. The Partnership paid the remaining deferred distribution to the General
   Partners and a portion of capital expenditures from cash reserves.

   As   of   April  30,  1997,  the  Partnership   has
   commitments  to  fund  approximately  $377,000   of
   capital expenditures, primarily relating to the Harborgate ($240,000), Carmel Park ($70,000) and
   Westwood 10 ($67,000) buildings.

   During the remainder of 1997, the Partnership expects that its cash flow from operations will exceed distributions to its investors (other than distributions of net proceeds from property sales);
   the Partnership expects to fund a portion of future capital expenditures from cash reserves.

   Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

   On  May  29, 1997, the Partnership paid the  second
   quarter  cash distribution of $8.95 per Unit.   The
   total   distribution   aggregated   $922,646   with
   $830,381 distributed to the Limited Partners and $92,265 distributed to the General Partners.

   Also,  on May 29, 1997, the Partnership distributed
   $10,210,439  ($110.05  per  Unit)  to  the  Limited
   Partners from the Partnership's share of the net proceeds from the sale of the Century Square property, representing a return of capital.


   Operations

   Fluctuations in the Partnership's operating results
   for  the  three- and six-month periods ended  April
   30,   1997   compared   to  1996   were   primarily
   attributable to the following:

   Rental revenues decreased in the three-month and six-month periods in 1997 primarily because of the absence of revenues from the 1718 Connecticut
   Avenue property, which was sold in June 1996.

   Equity  in  earnings of joint venture increased  in
   1997 as a result of the Partnership's share of  the
   gain  from  the  sale of the Century Square  office
   building  in  April  1997.   See  Note  2  to   the
   consolidated financial statements.

   Property operating expenses decreased in the three-
   month  and  six-month  periods  in  1997  primarily
   because  of  the  absence of costs  from  the  1718
   Connecticut Avenue property.

   Depreciation and amortization decreased during  the
   six  months  ended April 30, 1997 by  approximately
   $171,000  because of the impairment  writedown  for
   Westwood  10,  Northlake  Plaza  and  Carmel   Park
   properties recorded at the end of the first quarter
   of   1996.   Depreciation  and  amortization   also
   decreased by approximately $81,000 and $154,000  in
   the  three-month and six-month periods ended  April
   30, 1997, respectively, due to the sale of the 1718
   Connecticut Avenue property.  No other individually
   significant  factors  account  for  the   remaining
   decrease.

   In 1997, the Partnership inccured no interest expense because it repaid its loan from affiliate in June 1996.

   In   the   first  quarter  of  fiscal   1996,   the
   Partnership recorded losses on impairment of the Westwood 10, 1718 Connecticut, Northlake Plaza and
   Carmel Park properties totaling $8,510,000.

   No individual factor accounted for a significant change in interest and other revenues and general and administrative expenses from 1996 to 1997.

   A  summary  of the office, retail and research  and
   development    building    markets    where     the
   Partnership's  properties  are  located   and   the
   performance of each property is as follows:

   The  office  market  in the SouthBay  area  of  Los
   Angeles,  California, the location  of  Harborgate,
   has  not recovered from the severe cutbacks by  the
   defense industries in this area.  In addition,  the
   depressed  conditions in the  nearby  downtown  Los
   Angeles office market continue to negatively impact
   rents  and  occupancy in the SouthBay  market,  the
   vacancy  rate (including sublet space) of which  is
   currently  24%.   There  is  a  limited  number  of
   tenants  seeking  space in this  market.   However,
   market rental rates have recently stablized. During
   the  second  quarter  of  1997,  occupancy  at  the
   property increased from 59%  to 63%.  The lease for
   U.S.   Sprint  (for  approximately   19%   of   the
   property's  space) expires in 2000;  however,  U.S.
   Sprint has an option to terminate its lease on this space in 1998. No other significant leases are scheduled to expire before 2000.

   Arlington   Business   Center,   a   research   and
   development  building,  is  located  in   Arlington
   Heights,  Illinois.  The vacancy in this market  is
   approximately  11%  and market  rental  rates  have
   increased.   During  the second  quarter  of  1997,
   occupancy  at  the property remained  at  100%.   A
   lease for approximately 16% of the property's space which was scheduled to expire in March 1997 has been renewed for one year. No other significant leases are scheduled to expire before 1999. The
   Partnership has begun marketing this property to prospective buyers.

   The   vacancy   in  the  research  and  development
   building  market  in  Westwood, Massachusetts,  the
   location  of the Westwood 10 building, is currently
   18%.    However,  the  Partnership  believes   that
   increasing demand from high tech and office tenants
   should  reduce the vacancy rate in this market  and
   result in increases in market rental rates.  During
   the  second  quarter  of  1997,  occupancy  at  the
   property remained at 100%.  A lease for 18% of  the
   property's  space  expired  in  April   1997;   the
   Partnership is currently negotiating a  renewal  of
   the  lease  with  the existing  tenant.   No  other
   significant  leases are scheduled to expire  before
   2000.   The  Partnership has begun  marketing  this
   property to prospective buyers.

   The  vacancy rate in the Charlotte, North  Carolina
   office  market,  the location of  the  Carmel  Park
   property, has recently decreased from 4% to 2%, and
   market rental rates continue to increase.  The  low
   vacancy rate has led to construction in this market
   which  will increase available space later in 1997.
   During the second quarter of 1997, occupancy at the
   property  remained  at 100%.  The  Partnership  has
   renewed its lease with Cigna for approximately  33%
   of the property's space through May 2002.  No other
   significant  leases are scheduled to expire  before
   2000.   The  Partnership has begun  marketing  this
   property to prospective buyers.

   Altamonte  Springs, Florida, the  location  of  the
   North  Lake  Plaza  Shopping Center,  is  a  strong
   retail market.  Vacancy in this market has recently
   decreased  from 8% to 5%, and market  rental  rates
   are increasing.  During the second quarter of 1997,
   occupancy  at  the property decreased  slightly  to
   78%.  Development of nearby office projects and the
   scheduled expansion of North Lake Boulevard  (which
   borders  the  shopping center) are  anticipated  to
   increase  traffic at the property.  The  lease  for
   Home Depot (for approximately 50% of the property's
   space)  which was scheduled to expire in  1998  has
   been  renewed for a five-year period.   Home  Depot
   will continue to sub-lease its  space to Burlington
   Coat Factory during the new lease term.  Home Depot
   will  remain  obligated to pay rent under  the  new
   lease.   No  other significant leases are scheduled
   to  expire  before 2001. Marshall's  Inc.,  another
   anchor  tenant,  is remodeling  its  store  at  the
   property.   The Partnership believes the new  store
   design will be more attractive to consumers, and will draw more traffic to the property.

   A  mall  located across the street from North  Lake
   Plaza   is  undergoing  a  renovation.   When   the
   renovation is completed, this mall may compete with North Lake Plaza for new tenants.

   Inflation

   Inflation  has  been consistently  low  during  the
   periods presented in the financial statements  and,
   as  a  result, has not had a significant effect  on
   the   operations   of   the  Partnership   or   its
   properties.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


PART II - OTHER INFORMATION

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits -
           An exhibit index has been filed as part of
this           Report on Page E1.

       (b) Reports on Form 8-K.

           1.  Report dated April 4, 1997 of the
Valuation per            Unit of the Limited
Partnership Interest at                 October 31,
1996.

           2.  Report dated April 10, 1997 regarding
the sale of         the Century Square office
building.




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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty
Income                          Properties I Inc.
                            Managing General Partner


Date:  June 13, 1997     By:  /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President


Date:  June 13, 1997     By:  /s/Lawrence Volpe
                            Lawrence Volpe
                            Controller
                             (Principal Financial and
                  Accounting Officer)
     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

             Quarter Ended April 30, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1