Form 10-Q
period 1997-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1997-09-12
CIK 726315

1

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

    [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 1997

                               OR

    [   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ____     ___ to ________.

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





                          Page 1 of 17

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                   CONSOLIDATED BALANCE SHEETS

                                              July 31, October
31,
                                                1997       1996

                             ASSETS
Cash and cash equivalents                    $ 1,699,576    $
2,954,592

Real estate:
 Land
8,087,200                                     10,367,200
 Buildings and improvements                   37,774,747
42,683,414
                                              45,861,947
53,050,614
 Accumulated depreciation                     19,275,023
22,598,452
                                              26,586,924
30,452,162

Real estate held for sale                      2,982,030
-

Investment in joint venture                        -
8,423,845

Deferred leasing commissions, net                349,133
252,819

Other assets                                   1,184,887
985,596

                                             $32,802,550
$43,069,014

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   821,178    $
748,320

Security deposits                                165,074
149,389

Deferred distributions                              -
1,233,837

                                                 986,252
2,131,546
Partners' capital (deficiency):
 General partners                             (4,325,558)
(4,228,169)
 Limited partners ($1,000 per Unit. 92,780 Units issued)
36,141,856                                    45,165,637

   Total partners' capital                    31,816,298
40,937,468
                                             $32,802,550
$43,069,014
  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       Three and nine months ended July 31, 1997 and 1996



                            Three months ended           Nine
months ended
                                  July 31,           July 31,
                              1997     1996      1997     1996
Revenues:
 Rental                    $1,556,681         $1,809,531
$4,798,148                 $ 5,449,472
 Gain on sale of real estate              -      683,471
-     683,471
 Equity in earnings of joint venture                -     144,169
2,425,949                      449,274
 Interest and other           126,674             53,659
191,176                        162,420

                            1,683,355          2,690,830
7,415,273                    6,744,637

Expenses:
 Property operating           766,249            809,070
2,171,988                    2,383,063
 Depreciation                 313,500            364,902
940,389                      1,372,992
 Amortization                  32,998             20,976
94,172                         105,382
 General and administrative            110,676            126,777
352,067       316,310
 Interest                        -          46,303           -
218,159
 Loss on impairment of real estate        -         -        -
8,510,000

                            1,223,423          1,368,028
3,558,616                   12,905,906

Net income (loss)          $  459,932         $1,322,802
$3,856,657                 $(6,161,269)

Net income (loss) allocated to:
 Limited partners          $  413,939         $1,258,869
$3,677,251                 $(5,476,795)
 General partners              45,993             63,933
179,406                       (684,474)

                           $  459,932         $1,322,802
$3,856,657                 $(6,161,269)

Net income (loss) per Unit of
 limited partnership interest           $ 4.46      $13.57
$39.63                         $(59.03)






  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1997


                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1996               $45,165,637
$(4,228,169)                       $40,937,468

Net income                           3,677,251
179,406                              3,856,657

Cash distributions                 (12,701,032)
(276,795)                          (12,977,827)

Partners' capital (deficiency)
 at July 31, 1997                  $36,141,856
$(4,325,558)                       $31,816,298



























  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            Nine months ended July 31, 1997 and 1996

                                                1997       1996
Cash flows from operating activities:
 Net income (loss)                           $ 3,856,657
$(6,161,269)
 Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation                                   940,389
1,372,992
  Amortization                                    94,172
105,382
  Loss on impairment of real estate                  -
8,510,000
  Equity in earnings of joint venture         (2,425,949)
(449,274)
  Gain on sale of real estate                       -
(683,471)
  Increase in operating assets:
   Deferred expenses                            (190,486)
(129,918)
   Other assets                                 (199,291)
(92,343)
  Increase (decrease) in operating liabilities:
   Accounts payable and accrued liabilities       72,858
(12,508)
   Security deposits                              15,685
(21,372)
     Net cash provided by operating activities
2,164,035                                      2,438,219

Cash flows from investing activities:
 Additions to real estate                        (57,181)
(325,998)
 Investment in joint venture                      (5,559)
(130,575)
 Distributions from joint venture             10,855,353
656,899
  Proceeds from disposition of real estate held for sale
-   5,092,559
                                             Net cash provided by
investing activities                          10,792,613
5,292,885

Cash flows from financing activities:
 Decrease in deferred distributions           (1,233,837)
-
 Cash distributions                          (12,977,827)
(2,061,776)
 Repayment of loan from affiliate                   -
(4,032,527)
     Net cash used in financing activities   (14,211,664)
(6,094,303)

(Decrease) increase in cash and cash equivalents
(1,255,016)                                    1,636,801

Cash and cash equivalents at beginning of year
2,954,592                                      3,572,041

Cash and cash equivalents at end of period    $1,699,576    $
5,208,842

Supplemental disclosure of cash flow information:
 Cash paid for interest                      $     -   $
218,159
  See accompanying notes to consolidated financial statements.
                           (continued)

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1997 and 1996
                           (continued)
                                                1997       1996
Supplemental disclosure of non-cash investing activities:

  Reclassification of real estate held for sale:

    Decrease in real estate, at cost
      Land                                   $ 2,280,000    $
-
      Building and improvements                4,965,848
-
      Accumulated depreciation                (4,263,818)
-

    Increase in real estate held for sale                   $
2,982,030               $

     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements

1.  The Partnership

Dean  Witter  Realty Income Partnership  I,  L.P.  (the
"Partnership") is a limited partnership organized under
the  laws  of  the  State  of Delaware  in  1983.   The
Partnership's fiscal year ends on October 31.

The   Partnership's  interest  in  the  Century  Square
property (which was sold in the second quarter of fiscal 1997) is accounted for on the equity method.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income (loss) per Unit of limited partnership interest amounts are calculated by dividing net income
(loss) allocated to the Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

In   the   opinion  of  management,  the   accompanying
financial  statements,  which have  not  been  audited,
include all adjustments necessary to present fairly the
results for the interim period.  Except for the  losses
on  impairment  of  certain real estate  in  the  first
quarter  of fiscal 1996, the gain on sale of  the  1718
Connecticut Avenue property in the third quarter of 1996 and the gain on the sale of the Century Square property included in equity in earnings of joint venture in the second quarter of 1997, such adjustments consist only of normal recurring accruals.

These   financial   statements  should   be   read   in
conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1996. Operating results of interim periods may not be indicative of the operating results for the entire year.

The   Financial  Accounting  Standards   Board   issued
Statement  of  Financial Accounting Standards  No  128,
"Earnings   per   Share"  in   February   1997.    This
pronouncement  establishes standards for computing  and
presenting earnings per share, and is effective for the
Partnership's  1997 year-end financial statements.  The
Partnership's  management  has  determined  that   this
standard will have no impact on the Partnership's computation or presentation of net income per unit of limited partnership interest.

2.  Real Estate

In  September  1997, the Partnership  entered  into  an
agreement  with  an  unaffiliated  party  to  sell  the
Arlington  Business Center property  for  a  negotiated
sales price of approximately $5.2 million.  The closing
of  the  sale  is expected to occur during  the  fourth
quarter of fiscal 1997.  The net carrying value of  the
property   (approximately  $3.0   million)   has   been
reclassified to real estate held for sale.

3.  Investment in Joint Venture

On  April  10,  1997, the partnership which  owned  the
Century Square office building (which is owned  25%  by
the  Partnership and 75% by Dean Witter  Realty  Income
Partnership  II, L.P., an affiliated partnership)  sold
the  building to an unaffiliated party for $40,800,000,
net  of  closing costs. The Partnership's share of  the
net  sales  proceeds was approximately  $10.2  million;
these   proceeds  were  distributed  100%  to   Limited
Partners  on May 29, 1997.  The Partnership's share  of
the  gain on sale was approximately $2.1 million, which
was   allocated  100%  to  the  Limited   Partners   in
accordance with the Partnership Agreement.

4.  Related Party Transactions

An  affiliate of the Managing General Partner  provided
property   management  services  for   five   and   six
properties for the nine months ended July 31, 1997  and
1996, respectively.  The Partnership paid the affiliate
management fees of approximately $141,000 and  $172,000
for the nine months ended July 31, 1997 and 1996, respectively. These amounts are included in property operating expenses.

Another  affiliate  of  the  Managing  General  Partner
performs  administrative functions,  processes  certain
investor transactions and prepares tax information  for
the  Partnership. For the nine-month periods ended July
31,   1997   and   1996,   the   Partnership   incurred
approximately $181,000 and $209,000 for these services,
respectively.   These amounts are included  in  general
and administrative expenses.

As of July 31, 1997, the affiliates were owed a total of approximately $34,000 for these services.

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

5.  Litigation

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

6.  Subsequent Event

On  August  27,  1997,  the  Partnership  paid  a  cash
distribution  of  $7.72  per  Unit.   The  distribution
totaled $795,847 with $716,262 distributed to the Limited Partners and $79,585 distributed to the General
Partners.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The  Partnership purchased six properties (one of which
was  sold  in  fiscal 1996 and one of  which  is  under
contract  to  be  sold) and made one  investment  in  a
partnership  (the property of which was sold  in  April
1997)   on   an   all-cash  basis.   The  Partnership's
acquisition program has been completed. No additional investments are planned.

The  Century Square office building was sold  on  April
10, 1997. See Note 3 to the consolidated financial statements.

The  economic expansion continues and has provided  for
a   rebound   in   the  commercial  property   markets.
Employment growth, especially in the business  services
and  technology  industries, has increased  demand  for
office  space.  Such increasing demand and the  limited
amount  of speculative office construction has resulted
in  falling  vacancies,  rising  rents  and  increasing
property  values in many markets.  Some office  markets
are  fairing better than others, and, in certain areas,
improved   market   conditions   have   led   to    new
construction.  Currently, the completion of new  office
construction  in  Charlotte, NC, the  location  of  the
Carmel  Park property, has increased the market vacancy
level  to 9%. Vacancy in the SouthBay area of  the  Los
Angeles office market, the location of Harborgate,  has
stabilized  at  24%  due  to tenant  influx  caused  by
limited   leasing   options  in  surrounding   markets.
Vacancies   at  many  office/research  and  development
properties  are  declining as communications,  computer
and  software  companies demand additional  space.  The
vacancy rate in Arlington Heights, IL, the location  of
Arlington  Business Center, is currently 11%,  and  the
vacancy   rate  for  office/research  and   development
properties  in the Boston market, the location  of  the
Westwood  10  property, improved  slightly  during  the
third  quarter  of  1997.   In  the  retail  sector,  a
changing  tenant  base  (caused by  the  domination  of
certain  power center tenants coupled with bankruptcies
and  major  restructuring of other  tenants)  and  past
overbuilding  have  resulted in  higher  vacancies  and
stagnant  rents  at  many retail properties.   Although
North  Lake Plaza is located in a strong retail  market
(Altamonte  Springs,  Florida which  is  near  Orlando,
Florida), the property's vacancy rate remains at 22%.

The  Partnership's liquidity depends on the  cash  flow
from operations of its properties and expenditures  for
building  improvements  and  tenant  improvements   and
leasing  commissions in connection with the leasing  of
vacant  space.  During the three and nine-month periods
ended   July   31,  1997,  all  of  the   Partnership's
properties   generated   positive   cash   flow    from
operations, and it is anticipated that they will continue to do so during the remainder of 1997.

In  addition, the Partnership's liquidity has been  and
will   continue  to  be  affected  by  sales   of   the
Partnership's  properties; when  properties  are  sold,
the  Partnership's cash from operations  available  for
distribution  decreases.  During the three-  and  nine-
month  periods  ended July 31, 1997,  Partnership  cash
flow  from  operations decreased compared  to  1996  by
approximately  $80,000 and $430,000, respectively,  due
to  the absence of cash flows from the 1718 Connecticut
Avenue  property subsequent to its sale in  June  1996.
Also, Partnership cash flow will be reduced during  the
remainder  of  1997 and thereafter as a result  of  the
sale  of the Century Square building; the Partnership's
operating  cash  flow  from the  Century  Square  joint
venture was approximately $977,000 in fiscal year  1996
and  $440,000  from November 1, 1996  until  April  10,
1997,  the  date  of  the sale.  Because  of  decreased
operating  cash  flow,  the Partnership  decreased  its
quarterly  cash  distribution from $8.95  per  Unit  to
$7.72  per  Unit  (a  4%  rate on  the  gross  offering
proceeds  attributable  to the Partnership's  remaining
investments)   beginning   with   the   third   quarter
distribution paid in August 1997.

The  Managing General Partner has engaged  real  estate
brokers  to  market  for  sale the  Arlington  Business
Center,  Carmel  Park and Westwood 10  properties,  and
believes  that,  barring a change in circumstances,  it
will   market  the  Harborgate  and  North  Lake  Plaza
properties  for  sale  in fiscal year  1998.   However,
there can be no assurance that all properties will be sold.

In  September,  1997 the Partnership  entered  into  an
agreement  to  sell the Arlington Business  Center  for
$5.2  million.  The Partnership's cash flow  from  this
property  was  approximately  $528,000  in  1996,   and
$132,000 and $424,000 for the three- and nine-month periods ended July 31, 1997, respectively.

During the nine months ended July 31, 1997, the Partnership incurred capital expenditures of $248,000, primarily in connection with the leasing of space at the Carmel Park buildings ($161,000).

During  the  nine  months  ended  July  31,  1997,  the
Partnership's    cash   flow   from   operations    and
distributions  received from operations  of  its  joint
venture    approximated   capital   expenditures    and
distributions  to partners (excluding  distribution  of
sales  proceeds from the joint venture).   In  November
1996, the Partnership paid the deferred distribution to the General Partners from cash reserves.

As  of  July  31, 1997, the Partnership has commitments
to    fund    approximately   $221,000    of    capital
expenditures,  primarily relating to  the  Westwood  10
building ($121,000).

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

On  August  27,  1997, the Partnership paid  the  third
quarter  cash  distribution of  $7.72  per  Unit.   The
total  distribution aggregated $795,847  with  $716,262
distributed   to  the  Limited  Partners  and   $79,585
distributed to the General Partners.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1997 compared to 1996 were primarily attributable to the following:

Rental   revenues   and  property  operating   expenses
decreased in the three- and nine-month periods in  1997
primarily because of the absence of revenues and costs from the 1718 Connecticut Avenue property, which was sold in June 1996.

The gain on sale of real estate resulted from the sale of the 1718 Connecticut Avenue property.

Equity  in earnings of joint venture increased  in  the
nine-month  period ended July 31, 1997 as a  result  of
the  Partnership's share of the gain from the  sale  of
the   Century  Square  office  building.  Because   the
property  was sold in April 1997, there were  no  third
quarter  1997  earnings from the  joint  venture.   See
Note 3 to the consolidated financial statements.

Depreciation  and  amortization  decreased  during  the
nine  months  ended  July  31,  1997  by  approximately
$215,000  because of the impairment writedown  for  the
Westwood   10,   Northlake  Plaza   and   Carmel   Park
properties recorded at the end of the first quarter  of
1996.  Depreciation and amortization also decreased  by
approximately $154,000 in the nine-month  period  ended
July  31, 1997, due to the sale of the 1718 Connecticut
Avenue  property.   No  other individually  significant
factors account for the remaining decrease.

In 1997, the Partnership incurred no interest expense because it repaid its loan from affiliate in June
1996.

In  the  first quarter of fiscal 1996, the  Partnership
recorded losses on impairment of the Westwood 10,  1718
Connecticut,   North  Lake  Plaza   and   Carmel   Park
properties totaling $8,510,000.

No   individual  factor  accounted  for  a  significant
change in interest and other revenues.

A summary of the office, retail and research and development building markets where the Partnership's properties are located and the performance of each property is as follows:

In  1997, the vacancy rate in the office market in  the
SouthBay  area of Los Angeles, California, the location
of  Harborgate, has  stabilized  at approximately  24%.
Market rental rates have also stabilized.   There is  a
limited  number  of  tenants  seeking  space  in   this
market. During the third quarter of 1997, occupancy at the property decreased from 63% to 59%. The lease for U.S. Sprint (for approximately 19% of the property's space) expires in 2000; however, U.S. Sprint has an option to terminate its lease on this space in 1998.
No other significant leases are scheduled to expire before 2000.

Arlington Business Center, a research and development building, is located in Arlington Heights, Illinois.
The vacancy in this market is approximately 11% and market rental rates have increased slightly in 1997.
During the third quarter of 1997, occupancy at the property remained at 100%. Leases for approximately
16% and 35% of the property's space are scheduled to expire in 1998 and 1999, respectively. In September
1997,  the  Partnership agreed to sell  this  property.
See note 2 to the consolidated financial statements.

In  1997,  the vacancy in the research and  development
building   market   in  Westwood,  Massachusetts,   the
location  of  the  Westwood 10 building,  has  improved
slightly,   and  rental  rates  in  this  market   have
increased.    During  the  third   quarter   of   1997,
occupancy  at  the  property  remained  at  100%.   The
Partnership  renewed  for  five  years  a   lease   for
approximately 18% of the property's space which was to expire in April 1997. No other significant leases are scheduled to expire before 2000. The Partnership is marketing this property to prospective buyers.

During  the third quarter of 1997, the vacancy rate  in
the   Charlotte,  North  Carolina  office  market,  the
location  of  the Carmel Park property, increased  from
2%  to 9% due to the completion of new construction  in
this market.  However, market rental rates continue  to
increase.   The  Partnership  expects  construction  to
continue  in this market.  During the third quarter  of
1997, occupancy at the property decreased from 100%  to
97%.  The Partnership has renewed its lease with  Cigna
for  approximately 33% of the property's space  through
May  2002.   No other significant leases are  scheduled
to expire before 2000. The Partnership is marketing this property to prospective buyers.

Altamonte  Springs, Florida, the location of the  North
Lake  Plaza Shopping Center, is a strong retail market.
However,  during the third quarter of 1997, vacancy  in
this  market  increased slightly to 7% because  of  the
bankrupticies of certain tenants.  Market rental  rates
continue  to  be stable.  During the third  quarter  of
1997,  occupancy  at  the  property  remained  at  78%.
Development   of   nearby  office  projects   and   the
scheduled  expansion  of North  Lake  Boulevard  (which
borders   the  shopping  center)  are  anticipated   to
increase  traffic at the property.  The lease for  Home
Depot (for approximately 50% of the property's space) which was scheduled to expire in 1998 has been renewed for a five-year period. Home Depot will continue to sub-lease its space to Burlington Coat Factory during the new lease term. Home Depot will remain obligated to pay rent under the new lease. No other significant leases are scheduled to expire before 2002. Marshalls
Inc., another anchor tenant, has completed remodeling its store at the property.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I Inc.
                            Managing General Partner


Date:  September 12, 1997   By:    /s/E. Davisson
Hardman, Jr.
E. Davisson Hardman, Jr.
                             President


Date:  September 12, 1997   By:    /s/Lawrence Volpe
Lawrence Volpe
                            Controller
                             (Principal Financial and
                  Accounting Officer)
     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              Quarter Ended July 31, 1997

                     Exhibit Index




Exhibit No.              Description

   27                    Financial Data Schedule



























                          E1