Form 10-K
period 1997-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1998-01-28
CIK 726315

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended October 31, 1997

                           OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ________ to ________.

             Commission File Number 0-13260

     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
 (Exact name of registrant as specified in its charter)

       Delaware                  13-3174553
(State of organization)(IRS Employer Identification No.)

   2 World Trade Center, New York, NY     10048
(Address of principal executive offices)(Zip Code)

Registrant's telephone number, including area  code:   (212)
392-1054

Securities registered pursuant to Section 12(b) of the Act:

Title of each className of each exchange on which registered
       None                 None

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

          DOCUMENTS INCORPORATED BY REFERENCE
                          None
                      Page 1 of 41
                        PART I.
ITEM 1.  BUSINESS

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

The proceeds from the offering were used to make equity investments in four office properties, two office/research and development properties and one retail property which were acquired without mortgage debt. One office property was sold in each of fiscal years 1996 and 1997 and one office/research and development property was sold in fiscal year 1997. Subsequent to fiscal year-end 1997, one office building and the remaining office/research and development property were sold. The properties are described in Item 2 below.

The Partnership currently plans to market for sale its remaining properties during fiscal 1998, with the objective of completing sales of such properties by the end of 1998.
There is no assurance that the Partnership will be able to achieve this objective.

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

ITEM 2.  PROPERTIES

The  Partnership's  principal offices are  located  at  Two
World  Trade  Center,  New  York,  New  York  10048.    The
Partnership has no other offices.

As of October 31, 1997, the Partnership owned directly or through a partnership interest the following four property interests, none of which is encumbered by mortgage debt.
Generally, the leases pertaining to the properties provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing
General Partner, all of the properties are adequately covered by insurance.

                       Year Acquisition Net Rentable
Type of
                    Completed/          Cost       Area
Ownership of Land
Property and Location       Acquired   ($000)  (000 sq. ft.)
and Improvements
Westwood 101
   Westwood, MA      1986/1984,86        $8,952 122      Fee
Ownership
  Office/research and
  development building

North Lake Plaza
   Altamonte Springs, FL       1985/1984,86     $10,110  137
Fee Ownership
  Shopping center

Harborgate
  Los Angeles, CA   1984/1984 $13,000   68     Fee Ownership
  Office Building

Carmel Park I and II1
  Charlotte, NC     1985/1985 $18,530   168    Fee Ownership
  Office Building
_________________
1.    Sold in December 1997.

Each property was built with on-site parking facilities.

In   fiscal   1997,   the  Partnership   sold   the   three
office/research and development buildings comprising the Arlington Business Center in Arlington Heights, Il. and the
Century Square joint venture, in which the Partnership has a 25% interest, sold its office building in Pasadena, CA.

An affiliate of the Partnership is the property manager for
the   North  Lake  Plaza,  Westwood  10  and  Carmel   Park
properties.

Further   information   relating   to   the   Partnership's
properties is included in Item 7 and footnotes 4, 5  and  6
to the Consolidated Financial Statements in Item 8 below.

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

As of January 5, 1998 there were 13,608 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make quarterly distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

The Partnership paid cash distributions during the year ended October 31, 1997 aggregating $144.61 per Unit (including $110.05 per Unit from proceeds from the sale of the Century Square property, which was paid 100% to the Limited Partners). The total distributions aggregated $13,773,673 with $13,417,293 distributed to the Limited Partners and $356,380 to the General Partners. For the year ended October 31, 1996, the Partnership paid cash distributions aggregating $42.28 per Unit (including $12.28 per Unit from proceeds from the sale of the 1718 Connecticut Avenue property, which was paid 100% to the Limited Partners). The total distribution aggregated $4,232,069 with $3,922,805 distributed to the Limited Partners and $309,264 to the General Partners.

On   November  25,  1997,  the  Partnership  paid   a   cash
distribution  of  $7.72 per Unit.  The distribution  totaled
$795,846 with $716,262 distributed to the Limited Partners and $79,584 distributed to the General Partners.

On   November   26,   1997,   the  Partnership   distributed
approximately  $4,538,000 ($48.91 per Unit),  the  net  sale
proceeds  from  the  sale  of the Arlington  property.   The
distribution was paid 100% to the Limited Partners.

On December 29, 1997, the Partnership distributed approximately $26,065,000 ($280.93 per Unit), the net sale proceeds from the sale of the Carmel Park and Westwood 10 properties. The distribution was paid 100% to the Limited Partners.

The Partnership anticipates making regular distributions to its partners in the future. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

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

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of selected financial data for the Partnership:

        Dean Witter Realty Income Partnership I, L.P.

  For the years ended October 31, 1997, 1996, 1995, 1994 and
                            1993

                  19971             19962               1995
1994            1993
Total  revenues       $10,453,915         $  8,493,737     $
8,000,566   $  7,900,587       $ 7,211,147

Net  income  (loss)    $ 5,854,208         $(5,607,581)3   $
1,535,137   $(10,175,630)4     $   191,052

Net income (loss) per
  Unit of
  Limited
  partnership
        interest            $60.72                  $(53.66)
$14.89          $(98.71)             $1.85

Cash distributions
  paid per Unit
  of Limited
  partnership
        interest5          $144.616                  $42.287
$18.75           $15.00             $15.00

                         (continued)
        Dean Witter Realty Income Partnership I, L.P.

  For the years ended October 31, 1997, 1996, 1995, 1994 and
                            1993
                         (continued)

                  19971             19962               1995
1994            1993
Total assets at
     October   31           $33,613,496          $43,069,014
$58,295,735 $58,611,333        $73,292,198

Loan payable to bank
  due after one year  $     -   $     -  $     -    $      -
$ 2,785,665

1.   Revenues  and net income include gains of $2.2  million
and  $1.5 million on the sale of         the Century  Square
and Arlington Business Center properties, respectively.  See
Notes   4         and   6  to  the  Consolidated   Financial
Statements.

2.   Revenues and net income include a gain of $0.7  million
on  the  sale  of the 1718 Connecticut     Avenue  property.
See Note 4 to the Consolidated Financial Statements.

3.  Includes an $8.5 million loss on impairment recorded for the Westwood 10, 1718 Connecticut
    Avenue, Northlake Plaza and Carmel Park properties.  See
Note 4 to the Consolidated           Financial Statements.

4. Includes a $10.8 million loss on impairment recorded for the Arlington Business Center and Harborgate properties.

5.   Distributions  paid  to Limited Partners  in  1994-1997
represent returns of capital and          distributions paid
to  Limited Partners in 1993 include a return of capital per
Unit  of         $13.15, calculated as the  excess  of  cash
distributed  per  Unit over accumulated  earnings        per
Unit not previously distributed.

6. Includes $110.05 per Unit distribution of proceeds from the sale of the Century Square property.

7. Includes $12.28 per Unit distribution of proceeds from the sale of 1718 Connecticut
    Avenue.

The above financial date should be read in conjunction with the Consolidated Financial Statements and the related notes in Item 8.

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
        AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties and made one investment in the partnership which owned the Century Square property on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned

The 1718 Connecticut property was sold in fiscal 1996. The Century Square and Arlington Business Center properties were sold in fiscal 1997, and the Carmel Park and Westwood 10 properties were sold subsequent to fiscal year-end. See Notes 4, 5 and 6 to the Consolidated Financial Statements.

Employment growth, especially in the business services and technology industries, has increased demand for space in many office markets. Such increasing demand and the limited amount of speculative construction has resulted in falling vacancies, rising rents and increasing property values in many markets. Some office markets are faring better than others and, in certain areas, improved market conditions can support construction. In 1997, vacancy in the SouthBay area of the Los Angeles office market, the location of Harborgate, improved slightly to 20% due to tenant influx caused by limited leasing options in surrounding markets. In the retail sector, consolidation among retailers continued to lessen the demand for retail space. The abundance of available retail space and sub-lease space offered by retailers (usually at lower rents) has exerted downward pressure on rents in many markets. Despite the oversupply of retail space, new projects are being built, although the pace of new construction has slowed considerably. Many outdated properties are being redeveloped in order to compete with newer retail properties. Although North Lake Plaza is located in a strong retail market (Altamonte Springs which is near Orlando, Florida), the property's vacancy rate is currently 21%.

The Partnership's liquidity depends on cash flow from operations of its properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the year ended October 31, 1997, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that the Partnership's remaining two properties will continue to generate positive cash flow from operations in 1998.

In addition, the Partnership's liquidity has been and will continue to be affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments, Partnership cash from operations decreases and Partnership distributions will decline. During the year October 31, 1997, Partnership cash flow from operations decreased compared to 1996 by approximately $416,000 due to the absence of cash flows from the 1718 Connecticut Avenue property subsequent to its sale in June 1996. Partnership cash flow from operations also decreased in 1997 compared to 1996 as a result of the sale of the Century Square building; the Partnership's operating cash flow from the Century Square joint venture was approximately $977,000 and $466,000 in fiscal years 1996 and 1997, respectively. Because of the decrease in operating cash flow caused by the sale of the Century Square building, the Partnership decreased its quarterly cash distribution from $8.95 per Unit to $7.72 per Unit beginning with the third quarter distribution paid in August 1997.

During 1998, Partnership cash flow from operations will decrease further because of the sales of the Arlington Business Center, Carmel Park and Westwood 10 properties in October and December 1997. The Partnership's aggregate operating cash flows from the Arlington Business Center, Carmel Park and Westood 10 properties was approximately $3.1 million in 1997. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

The Managing General Partner believes that, barring a change in circumstances, it will market the Harborgate and North Lake Plaza properties for sale in fiscal year 1998. However, there can be no assurance that either property will be sold.

During the year ended October 31, 1997, the Partnership incurred capital expenditures of $387,000, primarily in connection with the leasing of space at the Carmel Park and Westwood 10 properties.
During the year ended October 31, 1997, the Partnership's capital expenditures and distributions to partners (excluding distribution of sales proceeds from the joint venture) exceeded its cash flow from operations and distributions received from operations of its joint venture. These deficiencies and the November 1996 payment of deferred distributions to the General Partners were funded from Partnership cash reserves which the Managing General Partner determined were in excess of the Partnership's needs.

As  of October 31, 1997, the Partnership had commitments  to
fund   approximamtely  $340,000  of  capital   expenditures,
primarily relating to the Westwood 10 property.

In 1998, the Partnership expects that cash flow from operations will exceed distributions to Limited Partners (other than distribuitons of net proceeds from property sales); the Partnership expects to fund a portion of capital expenditures from cash reserves.

On November 25, 1997, the Partnership paid the fourth quarter cash distribution of $7.72 per Unit. The total distribution aggregated $795,846 with $716,262 distributed to the Limited Partners and $79,584 distributed to the General Partners.

On   November   26,   1997,   the  Partnership   distributed
approximately  $4,538,000 ($48.91 per Unit),  the  net  sale
proceeds  from  the  sale  of the Arlington  property.   The
distribution was paid 100% to the Limited Partners.

On December 29, 1997, the Partnership distributed approximately $26,065,000 ($280.93 per Unit), the net sale proceeds from the sale of the Carmel Park and Westwood 10 properties. The distribution was paid 100% to the Limited Partners.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertanities that may have a material impact on liquidity.






Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1997 compared to 1996 and the year ended October 31, 1996 compared to 1995 were primarily attributable to the following:

Rental revenues and property operating expenses decreased in 1997 primarily because of the absence of revenues and costs from the 1718 Connecticut Avenue property, which was sold in June 1996. See Note 4 to the consolidated financial statements.

The gains on sales of real estate resulted from the sale of the Arlington Business Center and 1718 Connecticut Avenue properties in 1997 and 1996, respectively. See Note 4 to the consolidated financial statements.

Equity  in  earnings  of  joint venture  increased  in  1997 compared  to  1996  as  a result of the Partnership's  share
(approximately $2.2 million) of the gain from the sale of the Century Square office building.

Interest and other revenue decreased in 1996 compared to 1995 primarily due to tenant reimbursements for certain expenses by tenants at Arlington Business Center in 1995.

Depreciation and amortization decreased in 1997 compared to 1996 and 1996 compared to 1995 by approximately $252,000 and $405,000 respectively, because of the impairment writedown for the Westwood 10, Northlake Plaza and Carmel Park properties recorded at the end of the first quarter of 1996. Depreciation and amortization also decreased in 1997 by approximately $154,000 due to the sale of the 1718 Connecticut Avenue property. No other individual significant factors account for the remaining decreases in 1997 and 1996.

In   June  1996,  the  Partnership  repaid  its  loan   from
affiliate;  therefore, in 1997, the Partnership incurred  no interest expense and its interest expense decreased in  1996 compared to 1995.

In  the  first  quarter  of  fiscal  1996,  the  Partnership recorded  losses  on  impairment of the  Westwood  10,  1718
Connecticut, North Lake Plaza and Carmel Park properties totaling $8,510,000.

In 1997, no individual factor accounted for a significant change in interest and other revenues and general and administrative expenses. In 1996, no individual factor accounted for a signifcant change in rental revenue, equity in earnings of joint venture, property operating expenses and general and administrative expenses.

A summary of the markets where the Partnership's properties are located and the performance of each property is as follows:

In 1997, the vacancy rate in the office market in the SouthBay area of Los Angeles, California, the location of
Harborgate, has decreased to approximately 20% (a 6% improvement from the end of 1996), and market rental rates have stablized. During 1997, average occupancy at the property was approximately 66%, and at October 31, 1997, occupancy at the property was approximately 59% compared to 91% at the prior year-end. Occupancy fell in 1997 because U.S. Sprint exercised a termination option on approximately 33% of the property's space effective December 31, 1996. The lease for U.S. Sprint's remaining space at the property (for approximately 19% of the property's space) expires in 2000; however, U.S. Sprint has an option to terminate its lease on this space in 1998. The property is leased to 11 other tenants, no other tenants occupy more than 10% of the property's space. No other significant amounts of space are scheduled to expire before 2000.

Arlington Business Center, a research and development building, is located in Arlington Heights, Illinois. In
1997, the vacancy rate in this market decreased to approximamtely 11% (a 3% improvement from the end of 1996) and market rental rates increased slightly. During 1997, average occupancy at the property was 100% (a 1% improvement from 1996). In October 1997, the Partnership sold this property. See note 4 to the consolidated financial statements.

In 1997, the vacancy rate for the research and development building market in Westwood, Massachusetts, the location of the Westwood 10 building, remained at approximately 15%; however rental rates in this market increased slightly. During 1997, and at October 31, 1997, occupancy at the property was 100% (a 9% improvement from 1996). In December 1997, the Partnership sold this property. See Note 5 to the consolidated financial statements.

During 1997, the vacancy rate in the Charlotte, North Carolina office market, the location of the Carmel Park property, increased significantly to 12% due to the completion of new construction in this market. Contemporaneously, market rental rates have stablized. During 1997, average occupancy at the property remained at 99%. In December 1997, the Partnership sold this property. See Note 5 to the consolidated financial statements.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a strong retail market. During 1997, vacancy in this market decreased slightly from 8% to 7%, and market rental rates continue to be stable. During 1997, and at October 31, 1997, occupancy at the property was 79% (a decrease of 1% from October 31, 1996). Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) which was scheduled to expire in 1998 has been renewed for a five-year period. Home Depot will continue to sub-lease its space to Burlington Coat Factory during the new lease term, but will remain obligated to pay rent under the new lease. The lease of Marshalls Inc., (for approximately 21% of the space) is scheduled to expire in 2002. The property is leased to 6 other tenants; no other tenant occupies more than 10% of the property's space.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                            INDEX


Page

(a) Financial Statements

Independent Auditors' Report                       16
Consolidated Balance Sheets at October 31, 1997 and 1996
17
Consolidated Statements of Operations for the years ended
  October 31, 1997, 1996 and 1995                  18
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1997, 1996 and 1995      19
Consolidated Statements of Cash Flows for the years
  ended October 31, 1997, 1996 and 1995            20-21
Notes to Consolidated Financial Statements         22-32

(b)  Financial statement schedule

Real Estate and Accumulated Depreciation             III
39-40










__________
All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.





Independent Auditors' Report

To the Partners of
Dean Witter Realty Income Partnership I, L.P.:

We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership I, L.P. and consolidated partnership (together,the "Partnership") as of October 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended October 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. and consolidated partnership as of October 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP


New York, New York
January  16, 1998


          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    CONSOLIDATED BALANCE SHEET

                                             October 31,

1997              1996
                             Assets
Cash and cash equivalents                $ 5,974,627 $ 2,954,592

Real estate:
  Land                                     4,942,300  10,367,200
  Buildings and improvements              12,736,897  42,683,414
17,679,197                    53,050,614
Accumulated depreciation                   7,054,850  22,598,452
                                          10,624,347  30,452,162

Real estate held for sale                 15,761,239       -

Investment in joint venture                    -       8,423,845

Deferred leasing commissions, net            345,238     252,819

Other assets                                 908,045     985,596
                                         $33,613,496 $43,069,014

                  LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities             $   484,705
$   748,320

Security deposits                            110,788     149,389

Deferred distributions                          -      1,233,837

                                             595,493   2,131,546
Partners' capital (deficiency)
  General partners                        (4,364,301)
(4,228,169)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                  37,382,304  45,165,637

    Total partners' capital               33,018,003  40,937,468

                                         $33,613,496 $43,069,014
  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 1997, 1996 and 1995



                               1997                      1996      1995
Revenues:
 Rental                                              $ 6,325,230$ 7,013,164
$7,110,106
 Gains on sales of real estate             1,470,551   683,471      -
 Equity in earnings of joint
   venture                    2,483,485  589,362     474,263
 Interest and other            174,649     207,740      416,197

                            10,453,915   8,493,737    8,000,566

Expenses:
 Property operating          2,851,534   3,085,939    2,963,316
 Depreciation                1,220,659 1,745,666   2,534,549
 Amortization                              115,553      138,008   219,225
 Interest                        -   218,159        342,221
 General and administrative    411,961     403,546      406,118
 Losses on impairment of real
   estate                      -         8,510,000        -

                             4,599,707  14,101,318    6,465,429

Net      income      (loss)                            $5,854,208
$(5,607,581)                 $1,535,137


Net income (loss) allocated to:
 Limited partners           $5,633,960  $(4,978,476)       $1,381,623
 General partners              220,248     (629,105)    153,514

                            $5,854,208  $(5,607,581) $1,535,137


Net income (loss) per Unit of
 limited partnership interest                 $60.72   $(53.66)    $14.89







  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

      For the years ended October 31, 1997, 1996 and 1995



                             Limited      General
                             Partners     Partners       Total
Partners' capital (deficiency)
 at November 1, 1994       $54,424,920  $(3,250,024)  $51,174,896

Net income                    1,381,623
153,514     1,535,137

Distributions                                         (1,739,625)   (193,290)
(1,932,915)

Partners' capital (deficiency)
 at October 31, 1995        54,066,918   (3,289,800)   50,777,118

Net loss                                              (4,978,476)   (629,105)
(5,607,581)

Distributions                                         (3,922,805)   (309,264)
(4,232,069)

Partners' capital (deficiency)
 at October 31, 1996        45,165,637   (4,228,169)   40,937,468

Net income                   5,633,960
220,248     5,854,208

Distributions                                        (13,417,293)   (356,380)
(13,773,673)

Partners' capital (deficiency)
   at October 31, 1997     $37,382,304   $(4,364,301)     $33,018,003













  See accompanying notes to consolidated financial statements.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended October 31, 1997, 1996 and 1995

                                      1997                  1996         1995
Cash flows from operating activities:
      Net      income      (loss)                      $5,854,208
$(5,607,581)                      $ 1,535,137
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
              Depreciation                              1,220,659
1,745,666   2,534,549
              Amortization                                115,553
138,008      219,225
    Equity in earnings of joint venture(2,483,485)   (589,362)    (474,263)
       Gain    on    sale    of   real   estate       (1,470,551)
(683,471)       -
      Losses   on   impairment  of   real   estate              -
8,510,000       -
    (Increase) decrease to operating assets:
      Deferred leasing commissions      (240,140)   (129,915)     (61,412)
             Other       assets                         (265,849)
19,568      (442,889)
    (Decrease) increase to operating liabilities:
          Accounts     payable     and    accrued     liabilities
(448,203)     (51,471)                 16,107
             Security       deposits                     (21,921)
(19,544)      43,195
         Net    cash    provided    by    operating    activities
2,260,271   3,331,898               3,369,649

Cash flows from investing activities:
 Proceeds from disposition of real estate      5,006,453   5,092,559        -
     Additions     to     real    estate                (146,509)
(335,596)    (720,356)
     Distributions     from     joint     venture      10,912,889
922,699      989,365
     Investments     in     joint    venture              (5,559)
(130,576)    (387,503)
      Net cash provided by (used in) investing
                  activities                           15,767,274
5,549,086    (118,494)

Cash flows from financing activities:
        Cash       distributions                     (13,773,673)
(4,232,069)                        (1,894,257)
 Decrease in deferred distributions           (1,233,837) (1,233,837)       -
 Decrease in loan from affiliates       -     (4,032,527)    (15,780)
   Net cash used in financing activities(15,007,510) (9,498,433)  (1,910,037)

Increase    (decrease)    in   cash    and    cash    equivalents
3,020,035    (617,449)              1,341,118
Cash    and    cash    equivalents   at   beginning    of    year
2,954,592   3,572,041               2,230,923
Cash and cash equivalents at end of year $5,974,627  $ 2,954,592 $ 3,572,041

                           (continued)
          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the years ended October 31, 1997, 1996 and 1995
                           (continued)

                                      1997                  1996         1995

Supplemental disclosure of cash flow information:
     Cash  paid  for  interest          $       -               $
218,159  $   342,221


Supplemental disclosure of non-cash investing activities:
  Reclassification of real estate held for sale:
    Decrease in real estate at cost
       Land                         $ 3,144,900    $      -     $
-
        Building  and  improvements      25,116,782             -
-
       Accumulated  depreciation                     (12,500,443)
-                                -
     Increase  in  real estate held for sale          $15,761,239
$      -                  $       -

















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

2.  Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and, prior to 1997, 1718 Connecticut, Ltd. on a consolidated basis. In 1996, 1718 Connecticut Ltd. sold its sole property, and is currently inactive.

The Partnership's 25% interest in the Century Square property (which was sold in fiscal 1997) was accounted for on the equity method.

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

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

The  carrying value of real estate includes the  purchase
price  paid by the Partnership and acquisition  fees  and
expenses.   Costs of improvements to the  properties  are
capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method. The Partnership stops depreciating its properties after it reclassifies them to real estate held for sale.

At  least  annually,  and  more  often  if  circumstances
dictate, the Partnership evaluates the recoverability  of
the net carrying value of its real estate and any related
assets.   As  part  of this evaluation,  the  Partnership
assesses,  among other things, whether there has  been  a
significant decrease in the market value of  any  of  its
properties.  If events or circumstances indicate that the
net  carrying value of a property may not be recoverable,
the  expected future net cash flows from the property are
estimated for a period of approximately five years (or  a
shorter  period  if  the  Partnership  expects  that  the
property may be disposed of sooner), along with estimated
sales proceeds at the end of the period.  If the total of
these  future undiscounted cash flows were less than  the
carrying  amount of the property, the property  would  be
written  down  to its fair value as determined  (in  some
cases   with  the  assistance  of  outside  real   estate
consultants) based on discounted cash flows, and  a  loss
on  impairment  recognized by a charge to earnings.   The
Partnership's accounting policy complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of".

Because  the  determination of fair value is  based  upon
projections  of future economic events such  as  property
occupancy  rates, rental rates, operating cost  inflation
and  market  capitalization rates  which  are  inherently
subjective,   the   amounts   ultimately   realized    at
disposition  may differ materially from the net  carrying
value  as  of October 31, 1997.  The cash flows  used  to
evaluate  the  recoverability of the  properties  and  to
determine  fair  value are based on good faith  estimates
and   assumptions  developed  by  the  Managing   General
Partner. Unanticipated events and circumstances may occur and some assumptions

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

may not materialize; therefore, actual results may vary from the estimates and the variances may be material.
The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

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

For income tax purposes, Partnership results are reported
for  the calendar year.  The accounting policies used for
tax   reporting  purposes  differ  from  those  used  for
financial   reporting  as  follows:(a)  depreciation   is
calculated  using accelerated methods, (b) rental  income
is   recognized  based  on  the  payment  terms  in   the
applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $10.0 million higher than the amounts reported for financial statement purposes.

The  Financial Accounting  Standards Board has   recently
issued    several    new    accounting    pronouncements.
Statement  No.   128, "Earnings  per

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

Share" established standards for computing and presenting
earnings per share, and Statement No. 129, "Disclosure of
Information    about   Capital   Structure"   establishes
standards  for disclosing information about  an  entity's
capital structure.  These two standards will be effective
for the Partnership's 1998 year-end financial statements.
Statement  No.  130,  "Reporting  Comprehensive   Income"
establishes  standards  for  reporting  and  display   of
comprehensive  income and its components.  Statement  No.
131,  "Disclosures  about Segments of an  Enterprise  and
Related  Information" establishes standards for  the  way
that public business enterprises report information about
operating  segments  in annual financial  statements  and
requires   that   those   enterprises   report   selected
information about operating segments in interim financial
reports  issued  to  shareholders.  It  also  establishes
standards  for  related  discloure  about  products   and
services,  geographic areas, and major customers.   These
two  standards  are effective for the Partnership's  1999
financial statements.

Management of the Partnership does not believe that these new standards will have any effect on the Partnership's computation or presentation of net income or net income per Unit, or its disclosures of capital structure, or other disclosures.

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

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

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

All  distributions  paid to Limited Partners  during  the
years   ended  October  31,  1997,  1996  and  1995   are
considered to be a return of capital (cash distributed per Unit in excess of accumulated earnings per Unit not previously distributed).

4.   Real Estate Investments

The locations, years of acquisition and net carrying values of the properties are as follows:

                                      Net Carrying Value
                           Year  of         at  October   31,
Acquisition                1996                   1995
                        Acquisition                1997      1996
North Lake Plaza,
 Altamonte Springs, FL  1984, 1986            $ 6,741,580 $ 6,877,537

Harborgate, Los Angeles, CA          1984       3,882,767  3,926,202

Westwood 10, Westwood, MA         1984, 1986        -      5,614,689

Arlington Business Center,
 Arlington Heights, IL     1984         -       3,084,915

Carmel Park, Charlotte, NC           1985           -     10,948,819

                                  $10,624,347    $30,452,162

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

On   June  24,  1996,  the  Partnership  sold  the   1718
Connecticut property to an unaffiliated party for a sales
price  of  approximately  $5.1 million  (net  of  closing
costs).   The Partnership recognized a gain on this  sale
of approximatley $683,000, which was allocated 100% to the Limited Parters in accordance with the Partnership
Agreement.

On  October 10, 1997, the Partnership sold the  Arlington
Business Center property to an unaffiliated party  for  a
negotiated sale price of approximately $5.2 million.  The
Partnership   recognized  a  gain   on   this   sale   of
approximately $1,471,000, which was allocated 100% to the
Limited  Partners  in  accordance  with  the  Partnership
Agreement.   On   November  26,  1997,  the   Partnership
distributed approximately $4,538,000 ($48.91 per Unit), the net proceeds from the sale of the Arlington property.
The distribution was paid 100% to the Limited Partners.

The net carrying value of the Westwood 10 and Carmel Park properties have been reclassified to real estate held for sale at October 31, 1997. See note 5.

In  the first quarter of fiscal 1996, in accordance  with
the impairment evaluation policy described in Note 2, the
Partnership   evaluated   the   recoverability   of   its
investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership would be unable to recover its investments in the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties. Accordingly, the Partnership wrote these properties down to their estimated fair values (based on independent appraisals) and recorded losses on impairment of totaling $8,510,000.

5.   Real Estate Held for Sale

In October and November 1997, the Partnership entered into agreements with two unaffiliated parties to sell the land and buildings which comprise the Westwood 10 and Carmel Park properties, respectively.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

The  closing of the sale of the Carmel Park property, for
a sale price of approximately $17.7 milion, took place on
December  8, 1997. The carrying value of the property  at
October  31,  1997  was approximately $10.4  million.  At
closing,    the   Partnership   received   proceeds    of
approximately $17.2 million, net of closing costs and other deductions.

The  closing of the sale of the Westwood 10 property, for
a sale price of approximately $9.4 million, took place on
December 23, 1997.  The carrying value of the property at
October  31,  1997  was approximately $5.4  million.   At
closing    the    Partnership   received   proceeds    of
approximately $8.8 million, net of closing costs and other deductions.

On   December   29,  1997,  the  Partnership  distributed
approximately  $26,065,000 ($280.93 per  Unit),  the  net
sale  proceeds  from  the sale of  the  Carmel  Park  and
Westwood  10 properties.  The distribution was paid  100%
to the Limited Partners.

6.  Investment in Joint Venture

Century Square, Pasadena, California

In  1985, the Partnership purchased, for $9.7 million,  a
25%  general partnership interest in the partnership (the
"Joint  Venture")  which owned the  property,  an  office
building.   An affiliate of the Partnership, Dean  Witter
Realty   Income  Partnership  II,  L.P.,  purchased   the
remaining 75% general partnership interest. Cash flow and profits and losses were allocated to the Partnership and the affiliate according to their interests in the Joint
Venture.

On April 10, 1997, the Joint Venture sold the property to
an  unaffiliated party for $41,500,000 ($40,800,000,  net
of  closing costs).  The Partnership's share of  the  net
sales  proceeds  was  approximately $10.2  million.   The
Partnership's share of the gain on sale was approximately
$2.2  million,  which was allocated 100% to  the  Limited
Partners in accordance with the Partnership Agreement.


        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

Summarized balance sheet information of the Joint Venture as of October 31, 1996 was as follows:

Land and building, net                $31,312,446
Other                                                  2,567,434

Total assets                          $33,879,880

Liabilities                           $   184,503
Partners' capital                      33,695,377

Total liabilities and capital                   $33,879,880



Summarized results of operations of the Joint Venture are as follows:

                                 Year ended October 31,
                                       1997            1996       1995
Gain on sale of property  $7,678,505          $    -      $    -
Rental income              2,568,682           5,761,715 5,403,499
Other income                  24,006              69,838    21,519
                          10,271,193           5,831,553 5,425,018

Property      operating     expenses               1,041,475
1,926,040                  1,917,052
Depreciation      and     amotization                336,005
1,548,067                  1,610,915
                           1,377,480           3,474,107 3,527,967
Net income                $8,893,713          $2,357,446$1,897,051



        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

Activity in the Partnership's Investment in Joint Venture is as follows:

                                 Year ended October 31,
                                       1997            1996       1995
Investment at beginning
  of  year                   $8,423,845           $8,626,606
$8,754,205
Equity    in   earnings            2,483,485         589,362
474,263
Distributions                 (10,912,889)         (922,699)
(989,365)
Additional investments                    5,559      130,576
387,503

Investment  at  end of year       $       -       $8,423,845
$8,626,606

The accounting policies of the Joint Venture are the same as those of the Partnership.

7.  Leases

Minimum   future   rental  income  under   noncancellable
operating leases as of October 31, 1997 (excluding leases of space at properties held for sale) is as follows:

          Year ending October 31:
          1998                  $1,135,935
          1999                   1,143,146
          2000                   1,062,903
          2001                     691,912
          2002                     477,783
          Thereafter               111,394

          Total                $ 4,623,073

The Partnership has determined that all leases relating to its properties are operating leases. The lease terms range from three to ten years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

8.  Related Party Transactions

An  affiliate  of  the Managing General Partner  provided
property management services for five properties in 1997,
1996  and  1995.   The  Partnership  paid  the  affiliate
management fees (included in property operating expenses) of $191,427, $225,800 and $186,538 for the years ended
October 31, 1997, 1996 and 1995, respectively.

Another   affiliate  of  the  Managing  General   Partner
performs  administrative functions and processes  certain
investor   and   tax  information  on   behalf   of   the
Partnership.   In 1997, 1996 and 1995 the  affiliate  was
reimbursed  $240,043, $259,076 and $247,518, respectively
(included in general and administrative expenses) for these services.

As   of  October  31,  1997,  the  affiliates  were  owed
approximately $36,000 for these services.

Prior  to  1990, the Partnership borrowed funds  from  an
affiliate  of the Managing General Partner  to  fund  the
cost  of  tenant  improvements, capital expenditures  and
other  Partnership expenditures.  The loan bore  interest
at the prime rate. In June 1996, the loan was repaid with
a  portion  of  the proceeds from the sale  of  the  1718
Connecticut Avenue property. Interest expense amounted to $218,159 and $342,221 in 1996 and 1995, respectively.

Through  January 31, 1995, the General Partners  deferred
receipt   of   an  aggregate  amount  of  $2,467,674   of
distributions  to  which  they were  entitled,  including
distributions of $38,658 for the year ended  October  31,
1995;  amounts  deferred were charged  against  partners'
capital  and  recorded  as  liabilities  to  the  General
Partner.   Beginning   with   the   February   28,   1995
distribution, the General Partners began to receive their
distributions   currently.   In   September   1996,   the
Partnership paid $1,233,837 of deferred distributions, and, in November 1996, paid the remaining deferred distributions to the General Partners.


        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

9.  Litigation

Various  public  partnerships sponsored  by  Dean  Witter
Realty  Inc. (including the Partnership and its  Managing
General Partner) are defendants in a number of class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

10.  Subsequent Distribution

On  November  25,  1997,  the  Partnership  paid  a  cash
distribution of $7.72 per Unit.  The distribution totaled
$795,846   with  $716,262  distributed  to  the   Limited
Partners and $79,584 distributed to the General Partners.


















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

William B. Smith, age 54, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty
Incorporated since 1997, and a Managing Director of  Dean
Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds, Inc.

E.  Davisson  Hardman, Jr., age 48, has been  a  Managing
Director of Morgan Stanley Asia, Ltd. since 1997, and is a Managing Director of Dean Witter Realty Inc., which he joined in 1982.

Lawrence Volpe, age 50, is a Director and the Controller of Dean Witter Realty Inc. He is a Senior Vice President and Controller of Dean Witter Reynolds Inc., which he joined in 1983.
        DEAN WITTER REALTY INCOME PARNTERSHIP I, L.P.

Ronald T. Carman, age 46, is a Director and the Secretary of Dean Witter Realty, Inc. He is an Assistant Secretary of MWD and a Senior Vice President and Associate General
Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There  is  no  family  relationship  among  any  of   the
foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The   General  Partners  are  entitled  to  receive  cash
distributions, when and as cash distributions are made to
the  Limited Partners, and a share of taxable  income  or
tax   loss.   Descriptions  of  such  distributions   and
allocations  are in Item 5 above.  At October  31,  1995,
the  General Partners had deferred receipt of a total  of
$2,467,674  of  cash  distributions to  which  they  were
entitled,  including $38,658 for the year  ended  October
31,  1995.  The General Partners receive their  share  of
cash   distributions   currently,  beginning   with   the
distribution  made  in February 1995, and  received  cash
distributions  of  $356,380,  $309,264  and  $154,632  in
fiscal  years  1997,  1996 and  1995,  respectively.   In
September  1996,  the  Partnership  paid  $1,233,837   of
deferred distributions to the General Partners, and, in November 1996, paid the remaining deferred distributions.

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

(b)     The  directors  and  executive  officers  of  the
Managing General    Partner own the following Units as of
January 1, 1998:
        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

   (1)              (2)                   (3)
                                       Amount and
Title of         Name of                Nature of
 Class       Beneficial Owner     Benneficial Ownership
Limited   All directors and executive              *
Partnership                       officers of  Managing
General
Interests Partner, as a group

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

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.
           DEAN WITTER INCOME PARTNERSHIP I, L.P.

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

Through  January 31, 1995, the General Partners  deferred
receipt   of   an  aggregate  amount  of  $2,467,674   of
distributions  to  which  they  are  entitled,  including
distributions of $38,658 for the year ended  October  31,
1995;  amounts  deferred were charged  against  partners'
capital  and  recorded  as  liabilities  to  the  General
Partner.   Beginning   with   the   February   28,   1995
distribution, the General Partners began to receive their
distributions   currently.   In   September   1996,   the
Partnership paid $1,233,837 of deferred distributions, and, in November 1996, paid the remaining deferred distributions to the General Partners.









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





        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           (b)  "Purchase Agreement" dated as of May  31,
        1996 for sale of the 1718 Connecticut Avenue property was filed as an Exhibit to Form 8-K on June 24, 1996 and is incorporated herein by reference.

           (c) "Purchase and Sale Agreement" dated as of February 28, 1997 for sale of the Century Square property was filed as an Exhibit to Form 8-K on April 10, 1997 and is incorporated herein by reference.

           (d) "Purchase and Sale Agreement" dated as  of
        September  8,  1997  for sale  of  the  Arlington
        Business Center property was filed as an  Exhibit
        to   Form  8-K  on  October  10,  1997   and   is
        incorporated herein by reference.

           (e) "Purchase and Sale Agreement" dated as of November 10, 1997 for sale of the Carmel Park property and the related "First Amendment to Purchase and Sale Agreement" dated as of December
        2, 1997 were filed as Exhibits to Form 8-K on December 8, 1997 and are incorporated herein by reference.

           (f) "Purchase and Sale Agreement" dated as  of
        October  30,  1997 for sale of  the  Westwood  10
        property was filed as an Exhibit to Form 8-K on December 23, 1997 and is incorporated herein by reference.

        (21)   Subsidiary:  1718  Connecticut,  Ltd.,   a
        District of    Columbia limited partnership.

        (27)  Financial Data Schedule.

  (b)   A  Form  8-K reporting the sale of the  Arlington
        Business  Center  property  was  filed   by   the
        Partnership on October 10, 1997.


SCHEDULE III
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            Real Estate and Accumulated Depreciation

                        October 31, 1997

                                Initial Cost to Partnership (A)


                                                             Cost
Capitalized
                          Building and                 Subsequent
Description        Land       Improvements                  Total
Acquisition
Shopping Center
Altamonte
Springs, FL    $2,300,000 $ 7,626,517 $ 9,926,517 $  895,642

Office Building
Los  Angeles,  CA              2,630,000  10,919,123   13,549,123
814,614

               $4,930,000 $18,545,640 $23,475,640 $1,710,256


                                     Gross Amount at which
                                   Carried at End of Period (B)

                Losses on
              Impairment of                         Buildings &
Description     Real Estate                Land      Improvements
Total

Shopping Center
Altamonte
Springs,  FL     $(1,377,000)             $2,312,300   $7,132,859
$9,445,159

Office Building
Los  Angeles,  CA              (6,129,699)              2,630,000
5,604,038       8,234,038
                 $(7,506,699)             $4,942,300  $12,736,897
$17,679,197


          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            Real Estate and Accumulated Depreciation

                        October 31, 1997



SCHEDULE III (continued)

                                                   Life on which
                                                   Depreciation
                                                     in    Latest
Income
                  Accumulated                Date   of       Date
Statements is
Description    Depreciation            Construction      Acquired
Computed
Shopping Center
Altamonte
Springs, FL    $2,703,579   1981-1985 October 1984     5-40 years

Office Building
Los  Angeles,  Ca             4,351,271      1984   October  1984
5-40 years
               $7,054,850
Notes:

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. No carrying costs have been capitalized subsequent to acquisition. There is no difference between cost for financial reporting purposes and federal income tax purposes.

(B) Reconciliation of real estate owned at October 31:

                                              1997           1996
1995

     Balance   at   beginning  of  period$53,050,614$68,781,271$6
8,060,915
     Improvements             146,509   335,596   720,356
     Sale of real estate     (7,256,244) (7,556,253)-
     Real estate held for sale           (28,261,682)
     Losses on impairments of
       real  estate                          -        (8,510,000)
-
         Balance   at   end   of   period             $17,679,197
$53,050,614               $68,781,271

(C) Reconciliation of accumulated depreciation:

    Balance  at  beginning of period      $22,598,452 $24,089,561
$21,555,012
    Depreciation expense    1,220,659 1,745,666 2,534,549
    Sale of real estate          (4,263,818)  (3,236,775)   -
    Real estate held for sale    (12,500,443)-     -
     Balance end of period$ 7,054,850$22,598,452$24,089,561

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

By: Dean Witter Realty Income Properties I Inc.
    Managing General Partner


By: /s/E. Davisson Hardman, Jr.                   Date:  January 27, 1998
    E. Davisson Hardman, Jr.
    President


By: /s/Lawrence Volpe                             Date:  January 27, 1998
    Lawrence Volpe
    Controller
    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner


/s/William B. Smith                         Date:  January 27,  1
998
William B. Smith
Chairman of the Board of Directors


/s/E.  Davisson Hardman, Jr.                  Date:  January  27,
1998
E. Davisson Hardman, Jr.
Director


/s/Lawrence Volpe                           Date:  January 27,  1
998
Lawrence Volpe
Director


/s/Ronald T. Carman                         Date: January 27,  19
98
Ronald T. Carman
Director

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  Year Ended October 31, 1997
                          Exhibit Index



    Exhibit
      No.

      27         Financial Data Schedule





























                               E1