Form 10-Q
period 1998-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1998-03-17
CIK 726315

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended January 31, 1998

                          OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ________ to ________.

           Commission File Number:  0-13260

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
(Exact name of registrant as specified in governing in strument)


 Delaware                    13-3174553
(State of organization)(IRS Employer Identification No.)


   2 World Trade Center, New York, NY        10048
(Address of principal executive offices)  (Zip Code)


Registrant's  telephone number, including area  code:  (212)
392-1054


Former name, former address and former fiscal year, if changed since last report: not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X     No
                        Pages 1 of 16

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                   CONSOLIDATED BALANCE SHEETS

                                              January 31,
October 31,
                                                1998       1997

                             ASSETS
Cash and cash equivalents                    $   817,379    $
5,974,627

Real estate:
 Land
4,942,300                                      4,942,300
 Buildings and improvements                   12,770,934
12,736,897
                                              17,713,234
17,679,197
 Accumulated depreciation                      7,117,135
7,054,850
                                              10,596,099
10,624,347

Real estate held for sale                          -
15,761,239

Deferred leasing commissions, net                 82,572
345,238

Other assets                                      90,053
908,045

                                             $11,586,103
$33,613,496

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   301,907    $
484,705

Security deposits                                 43,095
110,788
                                                 345,002
595,493

Partners' capital (deficiency):
 General partners                             (4,411,328)
(4,364,301)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
15,652,429                                    37,382,304

   Total partners' capital                    11,241,101
33,018,003

                                             $11,586,103
$33,613,496

  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                CONSOLIDATED STATEMENTS OF INCOME

          Three months ended January 31, 1998 and 1997


                                                1998       1997
Revenues:
 Rental                                      $   784,273    $
1,589,557
 Equity in earnings of joint venture                -
143,620
 Gain on sale of real estate                   9,295,923
-
 Interest and other                               94,988
20,196

                                              10,175,184
1,753,373

Expenses:
 Property operating                              374,715
665,137
 Depreciation and amortization                    70,269
348,735
 General and administration                      108,700
128,451

                                                 553,684
1,142,323

Net income                                   $ 9,621,500    $
611,050

Net income allocated to:
 Limited partners                            $ 9,588,942    $
549,945
 General partners                                 32,558
61,105

                                             $ 9,621,500    $
611,050

Net income per Unit of
 limited partnership interest                    $103.35
$5.93












   See accompanying notes to consolidated financial statements


          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

               Three months ended January 31, 1998


                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $37,382,304
$(4,364,301)                       $33,018,003

Net income                           9,588,942
32,558                               9,621,500

Cash distributions                 (31,318,817)
(79,585)                           (31,398,402)

Partners' capital (deficiency)
 at January 31, 1998               $15,652,429
$(4,411,328)                       $11,241,101






















  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

          Three months ended January 31, 1998 and 1997


                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 9,621,500    $
611,050
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gain on sale of real estate                 (9,295,923)
-
  Depreciation and amortization                   70,269
348,735
  Equity in earning of joint venture                -
(143,620)
  (Increase) decrease in operating assets:
   Deferred leasing commissions                  (16,697)
(15,263)
   Other assets                                   86,948
131,601
  (Decrease) increase in operating liabilities:
   Accounts payable and accrued liabilities     (212,798)
(64,459)
   Security deposits                             (67,693)
18,378

     Net cash provided by operating activities
185,606                                          886,422

Cash flows from investing activities:
 Proceeds from disposition of real estate     26,089,585
-
 Additions to real estate                        (34,037)
(39,034)
 Distributions from joint venture                   -
188,969

     Net cash provided by investing activities
26,055,548                                       149,935

Cash flows from financing activities:
 Distributions                               (31,398,402)
(922,646)
 Decrease in deferred distributions                 -
(1,233,837)
     Net cash used in financing activities   (31,398,402)
(2,156,483)
Decrease in cash and cash equivalents         (5,157,248)
(1,120,126)

Cash and cash equivalents at beginning of period
5,974,627                                      2,954,592

Cash and cash equivalents at end of period   $   817,379    $
1,834,466


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

   The  Partnership's  interest in the  Century  Square  property
   (which was sold in the second quarter of fiscal 1997) was accounted for on the equity method.

   The  Partnership's  records  are  maintained  on  the  accrual
   basis   of   accounting  for  financial  reporting   and   tax
   purposes.

   Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to the Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

   In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for the gains on sale of real estate, such adjustments consist only of normal recurring accruals.

   These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

   2.  Real Estate

   On November 26, 1997, the Partnership distributed approximately $4,538,000 ($48.91 per Unit), the net proceeds from the October 1997 sale of the Arlington Business Center property. The distribution was paid 100% to Limited Partners.

   On  December  8,  1997, the Partnership sold the  Carmel  Park property to an unaffiliated party for a negotiated sale price of approximately $17.7 million. The Partnership recognized a gain on this sale of approximately
   $6,264,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

   On  December  23,  1997,  the Partnership  sold  the  Westwood
   10 property to an unaffiliated party for a negotiated sale price of approximately $9.4 million. The Partnership recognized a gain on this sale of approximately $3,032,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

   On December 29, 1997, the Partnership distributed approximately $26,065,000 ($280.93 per Unit), the net proceeds from the sale of the Carmel Park and Westwood 10 properties. The distribution was paid 100% to the Limited Partners.

   3.     Related Party Transactions

   An affiliate of the Managing General Partner provided property management services for three and five properties for the three months ended January 31, 1998 and 1997, respectively. The Partnership paid the affiliate management fees of $23,318 and $44,652 for the three months ended January 31, 1998 and 1997, respectively. These amounts are included in property operating expenses.

   Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 1998 and 1997, the Partnership incurred approximately $48,000 and $66,000, respectively, for these services. These amounts are included in general and administrative expenses.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

   As of January 31, 1998, the affiliates were owed a total of approximately $16,000 for these services.

   Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they were entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. The Partnership made the final payment of these distributions ($1,233,837) to the General Partners in the first quarter of 1997.

   4.  Litigation

   Various   public   partnerships  sponsored  by   Dean   Witter
   Realty Inc. (including the Partnership and its Managing General Partner) are defendants in purported class action lawsuits pending in state and federal courts. The complaints allege a number of claims, including breach of fiduciary duty, fraud, misrepresentation and related claims, and seek compensatory and other damages and equitable relief. The defendants intend to vigorously defend against these actions. It is impossible to predict the effect, if any, the outcome of these actions might have on the Partnership's financial statements.

   5.  Subsequent Distribution

   On February 25, 1998, the Partnership paid a cash distribution of $4.53 per Unit. The distribution totaled $466,993, with $420,293 distributed to the Limited Partners and $46,700 distributed to the General Partners.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

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

   The 1718 Connecticut property was sold in fiscal 1996. The Century Square and Arlington Business Center properties were sold in fiscal 1997. The Carmel Park and Westwood 10 properties were sold during the first quarter of fiscal 1998.

   Employment growth, especially in the communications, technology and financial services industries, has increased demand for space in many office markets. Such increasing demand and a controlled amount of speculative construction has resulted in falling vacancies and rising rents. Improved property performance along with an influx of capital from REITs, pension funds and foreign investors are increasing property values. Some office markets, especially suburban markets, are faring better than others and, in certain areas, improved market conditions can support new construction. Recently, the vacancy rate in the SouthBay area of the Los Angeles office market, the location of Harborgate, improved slightly to 19% due to tenant influx caused by limited leasing options in surrounding markets. In the retail sector, an over supply of space and consolidation among retailers continued to lessen the demand for retail space. Also, many outdated properties are being redeveloped in order to compete with newer retail properties. The abundance of available retail space and sub-lease space offered by retailers (usually at lower rents) has exerted downward pressure on rents in many markets. Although investment interest for retail properties has waned somewhat, REITs continue to purchase retail properties nationwide. Although North Lake Plaza is located in a strong retail market (Altamonte Springs is near Orlando, Florida), the property's vacancy rate is currently 21%.
   Currently, the Partnership's liquidity is primarily affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments, Partnership cash from operations decreases and Partnership distributions will decline. During the quarter ended January 31, 1998, Partnership cash flow from operations decreased compared to 1997 due to the absence of cash flows from the
   Century Square ($189,000) and Arlington Business Center ($158,000) properties which were sold in fiscal 1997.
   Partnership cash flow from operations also decreased in 1998 compared to 1997 as a result of the sale of the
   Carmel Park and Westwood 10 buildings in 1998; the Partnership's operating cash flow from the Carmel Park property was approximately $121,000 and $324,000 in fiscal 1998 and 1997, respectively, and operating cash flow from the Westwood 10 property was approximately
   $96,000   and   $203,000  in  1998  and  1997,   respectively.
   Because of the decrease in operating cash flow caused by the above-mentioned sales, the Partnership decreased its quarterly cash distribution from $7.72 per Unit to $4.53 per Unit for the first quarter distribution paid in February 1998. Since the Partnership will receive no further operating cash flow from the properties sold during the first quarter of fiscal 1998, the Partnership will decrease its second quarter distribution to be paid in May 1998 to $2.94 per Unit. Future cash distribution levels will fluctuate based on cash flow generated by the Partnership's remaining properties and proceeds received from property sales.

   The Managing General Partner has engaged a real estate broker to market for sale the Harborgate building, and believes that, barring a change in circumstances, it will market the North Lake Plaza property for sale later in 1998. However, there can be no assurance that either property will be sold.

   The   Partnership's  liquidity  also  depends  on  cash   flow
   from operations of its remaining properties and expenditures for building improvements and tenant improvements and leasing commissions in connection with the leasing of space. During the quarter ended January 31, 1998, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that the Partnership's remaining properties will continue to generate positive cash flow from operations during the remainder of 1998.

   During    the   quarter   ended   January   31,   1998,    the
   Partnership's capital expenditures and distributions to partners (excluding distributions of sales proceeds) exceeded its cash flow from operations. This deficiency was funded from Partnership cash reserves which the Managing General Partner determined were in excess of the Partnership's needs.

   Currently, the Partnership has commitments to fund approximately $587,000 of capital expenditures, relating to the Harborgate property. Since the North Lake Plaza property currently has a significant amount of vacant space, the Partnership may have to incur a significant
   amount   of   capital  expenditures  and  leasing  commissions
   to fill such space.

   During the remainder of 1998, the Partnership expects that cash flow from operations will exceed distributions to Limited Partners (other than distributions of net proceeds from property sales); the Partnership expects to fund a portion of capital expenditures from cash reserves.

   Other   assets,   deferred   leasing   commissions,   accounts
   payable   and   accrued  liabilities  and  security   deposits
   payable decreased significantly as a result of the sales of the Carmel Park and Westwood 10 properties in 1998.

   On November 26, 1997, the Partnership distributed approximately $4,538,000 ($48.91 per Unit), the net proceeds from the sale of the Arlington Business Center property. The distribution was paid 100% to the Limited Partners.

   On December 29, 1997, the Partnership distributed approximately $26,065,000 ($280.93 per Unit), the net proceeds from the sale of the Carmel Park and Westwood
   10   properties.   The  distribution  was  paid  100%  to  the
   Limited Partners.

   On February 25, 1998, the Partnership paid the first quarter cash distribution; the total distribution aggregated $466,993 with $420,293 distributed to the Limited Partners and $46,700 distributed to the General Partners.

   Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or
   uncertanities   that   may   have   a   material   impact   on
   liquidity.




   Operations

   Fluctuations  in  the  Partnership's  operating  results   for
   the three-month period ended January 31, 1998 compared to 1997 were primarily attributable to the following:

   The Sale of the Arlington Business Center property in October 1997 caused the absence of the following income and expense items in 1998: rental revenues ($333,000 in 1997), property operating expenses ($176,000 in 1997) and depreciation and amortization expenses ($42,000 in 1997).

   The sale of the Carmel Park property on December 8, 1997 caused rental revenues and property operating expenses to decrease in 1998 by $301,000 and $90,000, respectively. Since the property was classified as real estate held for sale in 1998 prior to the sale, there was an absence of depreciation and amortization expenses in 1998 (such costs totaled $158,000 in 1997).

   The sale of the Westwood 10 property on December 23, 1997 caused rental revenues to decease in 1998 by $114,000; the sale did not cause a significant decrease in property operating expenses. Since the property was classified as real estate held for sale in 1998 prior to the sale, there was an absence of depreciation and amortization expenses in 1998 (such costs totaled $76,000 in 1997).

   The  sale  of  the  Century  Square  property  in  April  1997 caused the absence of equity in earnings of joint venture in 1998.

   Interest  and  other  revenues  increased  in  1998   due   to
   interest earned on sales proceeds of the above-mentioned properties held by the Partnership between the date of sale and date of distribution to Limited Partners.

   No individual factor accounted for a significant change in general and administrative expenses from 1997 to 1998.

   A   summary   of   the   markets   where   the   Partnership's
   remaining properties are located and the performance of each property is as follows:

   Currently,  the  vacancy  rate in the  office  market  in  the
   SouthBay area of Los Angeles, California, the location of Harborgate, is approximately 19%, and market rental rates are stable. During the quarter ended January 31, 1998, occupancy at the property remained at 59%.
   Subsequent to January 31, 1998, the Partnership signed a new ten-year lease with Nippon Travel Agency Inc., for approximately 26% of the property's space. U.S. Sprint, who leases approximately 19% of the space, did not exercise its option to terminate its lease on its space
   in  1998;  as  a  result,  its  lease  expires  in  2000.   No
   other   significant  amounts  of  space   are   scheduled   to
   expire before 2000.

   Altamonte   Springs,  Florida,  the  location  of  the   North
   Lake Plaza Shopping Center, is a strong retail market. Currently, the vacancy rate in this market is approximately 7%, and market rental rates are stable. During the first quarter of 1998, occupancy at the property remained at 79%. Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are
   anticipated   to  increase  traffic  at  the   property.   The
   lease for Home Depot (for approximately 50% of the property's space) expires in 2003. Home Depot continues to sub-lease its space to Burlington Coat Factory but remains obligated to pay rent under the lease. The lease of Marshalls Inc., (for approximately 21% of the space) is scheduled to expire in 2002.

   Inflation

   Inflation  has  been  consistently  low  during  the   periods
   presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


   PART II - OTHER INFORMATION

   Item 6.Exhibits & Reports on Form 8-K

      (a) Exhibits -
          An exhibit index has been filed as part of this
   Report on      Page E1.

       (b) Reports on Form 8-K

           1. Report dated December 8, 1997 regarding the
           sale of the    Carmel Park property.

           2. Report dated December 23, 1997 regarding the
           sale of the    Westwood 10 property.


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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I Inc.
                            Managing General Partner


Date:  March 17, 1998    By:  /s/E. Davisson Hardman, Jr.
                            E. Davisson Hardman, Jr.
                            President


Date:  March 17, 1998    By:  /s/Lawrence Volpe
                            Lawrence Volpe
                            Controller
                                (Principal Financial and
                     Accounting Officer)
     DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            Quarter Ended January 31, 1998

                     Exhibit Index




   Exhibit No.          Description

                        27 Financial Data Schedule



























                          E1