Form 10-Q
period 1998-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1998-06-12
CIK 726315

16

                    UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the period ended April 30, 1998

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

                   CONSOLIDATED BALANCE SHEETS

                                              April 30,
October 31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $   349,050    $
5,974,627

Real estate:
 Land
2,312,300                                      4,942,300
 Buildings and improvements                    7,170,549
12,736,897
                                               9,482,849
17,679,197
 Accumulated depreciation                      2,783,509
7,054,850
                                               6,699,340
10,624,347

Real estate held for sale                      3,843,092
15,761,239

Deferred leasing commissions, net                154,378
345,238

Other assets                                     662,665
908,045

                                             $11,708,525
$33,613,496

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   256,286    $
484,705

Security deposits                                616,994
110,788

                                                 873,280
595,493

Partners' capital (deficiency):
 General partners                             (4,451,915)
(4,364,301)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
15,287,160                                    37,382,304

   Total partners' capital                    10,835,245
33,018,003

                                             $11,708,525
$33,613,496


  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and six months ended April 30, 1998 and 1997
                                           Three months ended
Six months ended
April 30,                    April 30,
1998          1997            1998        1997
Revenues:
 Rental                    $  412,858         $ 1,651,910   $
1,197,131                  $ 3,241,467
 Gains on sales of real estate             -         -
9,295,923                         -
 Equity in earnings of joint venture       -    2,282,329
-   2,425,949
 Interest and other             7,202              44,306
102,190                         64,502

                              420,060           3,978,545
10,595,244                   5,731,918

Expenses:
 Property operating           188,816             740,602
563,531                      1,405,739
 Depreciation and amortization           72,355
339,328                        142,624            688,063
 General and administrative              97,753
112,940                        206,453            241,391

                              358,924           1,192,870
912,608                      2,335,193

Net income                 $   61,136         $ 2,785,675   $
9,682,636                  $ 3,396,725

Net income allocated to:
 Limited partners          $   55,022         $ 2,713,367   $
9,643,965                  $ 3,263,312
 General partners               6,114              72,308
38,671                         133,413

                           $   61,136         $ 2,785,675   $
9,682,636                  $ 3,396,725

Net income per Unit of
 Limited partnership interest             $0.59
$29.24                         $103.94             $35.17














  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 Six months ended April 30, 1998

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $37,382,304
$(4,364,301)                       $33,018,003

Net income                           9,643,965
38,671                               9,682,636

Cash distributions                 (31,739,109)
(126,285)                          (31,865,394)

Partners' capital (deficiency)
 at April 30, 1998                 $15,287,160
$(4,451,915)                       $10,835,245






























  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1998 and 1997
                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 9,682,636    $
3,396,725
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gains on sales of real estate               (9,295,923)
-
  Depreciation and amortization                  142,624
688,063
  Equity in earnings of joint venture               -
(2,425,949)
  Increase in operating assets:
   Deferred leasing commissions                  (98,316)
(174,331)
   Other assets                                 (485,664)
(308,876)
  (Decrease) increase in operating liabilities:
   Accounts payable and accrued liabilities     (258,419)
(105,969)
   Security deposits                             506,206
20,216

     Net cash provided by operating activities
193,144                                        1,089,879

Cash flows from investing activities:
 Proceeds from disposition of real estate     26,089,585
-
 Additions to real estate                        (42,912)
(42,313)
 Distributions from joint venture                   -
10,855,353
 Investment in joint venture                        -
(5,559)

     Net cash provided by investing activities
26,046,673                                     10,807,481

Cash flows from financing activities:
 Distributions                               (31,865,394)
(1,845,292)
 Decrease in deferred distributions                 -
(1,233,837)

     Net cash used in financing activities   (31,865,394)
(3,079,129)

(Decrease) increase in cash and cash equivalents
(5,625,577)                                     8,818,231

Cash and cash equivalents at beginning of period
5,974,627                                       2,954,592

Cash and cash equivalents at end of period   $   349,050    $
11,772,823

Supplemental disclosure of non-cash investing activities:
 Reclassification of real estate held for sale:
  Decrease in real estate:
   Land                                      $ 2,630,000    $
-
   Building and improvements                   5,609,260
-
   Accumulated depreciation                   (4,396,168)
-

  Increase in real estate held for sale      $ 3,843,092    $
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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim period. Except for gains on sales of real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1997. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Sales of Real Estate

On December 8, 1997, the Partnership sold the Carmel Park property to an unaffiliated party for approximately $17.7 million. The Partnership recognized a gain on this sale of approximately $6,264,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

On December 23, 1997, the Partnership sold the Westwood 10 property to an unaffiliated party for approximately $9.4 million. The Partnership recognized a gain on this sale of approximately $3,032,000, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

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

In June 1998, the Partnership entered into an agreement with an unaffiliated party to sell the Harborgate property for $8.5 million. The closing of the sale is expected to occur in July 1998. The net carrying value of the Harborgate property has been reclassified to real estate held for sale as of April 30, 1998.

3. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza, Carmel Park (sold December 1997) and Westwood 10 (sold December 1997) properties in 1998; the affiliate managed five properties in 1997. The Partnership paid the affiliate management fees of approximately $35,000 and $100,000 for the six months ended April 30, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the
Partnership. For the six months ended April 30, 1998 and 1997, the Partnership incurred approximately $89,000 and $121,000, respectively, for these services. These amounts are included in general and administrative expenses.


        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

As of April 30, 1998, the affiliates were owed a total of approximately $17,000 for these services.

Through January 31, 1995, the General Partners deferred receipt of distributions aggregating $2,467,674 to which they were entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. The Partnership made the final payment of these distributions ($1,233,837) to the General Partners in the first quarter of fiscal 1997.

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


         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

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

The 1718 Connecticut property was sold in fiscal 1996. The Century Square and Arlington Business Center properties were sold in fiscal 1997. The Westwood 10 and Carmel Park properties were sold in the first fiscal quarter of 1998. In June 1998, the Managing General Partner entered into an agreement to sell the Harborgate office building (see Note 2 to the consolidated financial statements); the sale is expected to close in July 1998. The Managing General Partner also expects to market the North Lake Plaza property for sale during the third fiscal quarter of 1998. However, there can be no assurance that either property will be sold.

The Partnership stopped receiving cash flow from operations from the Century Square, Arlington Business Center, Westwood 10 and Carmel Park properties once these properties were sold; as a result, Partnership cash flow from operations decreased during the six-months ended April 30, 1998 compared to 1997. Operating cash flow from the Haborgate property for the six-months ended April 30, 1998, was approximately $117,000.

The Partnership's liquidity is primarily affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments, Partnership cash from operations decreases and Partnership distributions to investors decline. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions. Future cash distributions will only be paid from proceeds from the sales of the Partnership's properties.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

As a result of the decrease in cash flows from operations caused by the sale of the Westwood 10 and Carmel Park properties, the Partnership decreased its first quarter 1998 cash distribution (paid February 1998) to $4.53 per Unit.

During the six months ended April 30, 1998, the North Lake Plaza and Harborgate properties generated positive cash flow from operations, and it is anticipated that these properties will continue to do so during the period the Partnership continues to own them.

During  the six months ended April 30, 1998, the Partnership incurred  capital  expenditures and leasing  commissions  of
approximately   $140,000,  primarily   at   the   Harborgate
property.

During the six months ended April 30, 1998, the Partnership's distributions to partners (excluding distributions of sales proceeds) and capital expenditures exceeded its cash flow from operations. This deficiency was funded from Partnership cash reserves.

During the second quarter of 1998, the Partnership signed a new ten-year lease with Nippon Travel Agency Inc. for approximately 26% of the Harborgate property's space. In connection with such lease, at April 30, 1998, the Partnership has commitments to fund approximately $505,000 of capital expenditures and leasing commissions. The lease, effective May 15, 1998, also provides that Nippon Travel Agency can occupy its space without paying rent during its first six months at the property. At April 30, 1998, the Partnership has commitments to fund up to $400,000 of tenant improvements in connection with other leases at the Harborgate property.

The North Lake Plaza property currently has a vacancy rate of 21%; as a result, the Partnership may incur significant capital expenditures and leasing commissions to fill the vacant space.

Because the Partnership currently has minimal cash reserves and significant commitments to fund capital expenditures in the near future, the Partnership does not expect to pay any additional distributions from cash flow from operations. The Partnership did not pay the second quarter 1998 distribution to investors in May 1998. Also, the Partnership may use a portion of the expected proceeds from the sale of the Harborgate property to fund capital expenditures.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Other assets, deferred leasing commissions and accounts payable and accrued liabilities decreased in 1998 as a result of the above-mentioned sales of properties. Security deposits payable increased in 1998 as a result of the Partnership's new lease with Nippon Travel Agency Inc.

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

Operations

Fluctuations in the Partnership's operating results for the three- and six-month periods ended April 30, 1998 compared to 1997 were primarily attributable to the following:

During the three- and six-month periods ended April 30, 1998, rental income decreased by $1,242,000 and $1,993,000, respectively, as a result of the sale of the Arlington Business Center, Westwood 10 and Carmel Park properties (the "Sold Properties"). Rental income from the Harborgate and North Lake properties (the "Remaining Properties") was $413,000 and $410,000 during the three-month periods in 1998 and 1997, respectively, and $799,000 and $849,000 during the six-month periods in 1998 and 1997, respectively.

The gains on sales of real estate in fiscal 1998 consisted of $6,264,000 and $3,032,000 from the December 1997 sales of the Carmel Park and Westwood 10 properties, respectively.

There  was no equity in earnings of joint venture income  in
1998.   The Partnership's share of the gain on sale  of  the
Century Square property included in equity in earnings in 1997 was approximately $2.1 million.
        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

During the three- and six-month periods ended April 30, 1998, property operating expenses decreased by $499,000 and $798,000, respectively, as a result of the sale of the Sold Properties. Property operating expenses of the Remaining Properties were approximately $168,000 and $221,000 during the three-month periods in 1998 and 1997, respectively and $364,000 and $408,000 during the six-month periods in 1998 and 1997, respectively.

During the three- and six-month periods ended April 30 1998, depreciation and amortization expenses decreased by $278,000 and $552,000, respectively, as a result of the sale of the Sold Properties. Depreciation and amortization expenses of the Remaining Properties were approximately $72,000 and $62,000 during the three-month periods in 1998 and 1997, respectively, and $143,000 and $135,000 during the six-month periods in 1998 and 1997, respectively.

No individual factor accounted for a significant change in interest and other revenues and general and administrative expenses from 1997 to 1998.

A summary of the markets where the Partnership's remaining properties are located and the performance of each property is as follows:

Currently, the vacancy rate in the office market in the SouthBay area of Los Angeles, California, the location of Harborgate, is approximately 19%, and market rental rates are stable. There is no new construction in this market. During the six months ended April 30, 1998, occupancy at the property remained at 59%. As discussed above, during the second quarter of 1998, the Partnership signed a new ten-year lease with Nippon Travel Agency Inc., for approximately 26% of the property's space. U.S. Sprint, who leases approximately 19% of the space, did not exercise its option to terminate its lease on its space in 1998; as a result, its lease expires in 2000. No other significant amounts of space are scheduled to expire before 2000. The Managing General Partner has entered into an agreement to sell this property (see Note 2 to the consolidated financial statements).

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is a strong retail market. Currently, the vacancy rate in this market is approximately 7%, and market rental rates are stable. During the six months ended April 30, 1998, occupancy at the property remained at 79%. Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) expires in 2003. Home Depot continues to sub-lease its space to Burlington
Coat Factory but remains obligated to pay rent under the lease. The lease of Marshalls Inc., (for approximately 21% of the space) is scheduled to expire in 2002.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

On December 27, 1995, a purported class action lawsuit (the "Grigsby Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner and Associate General
Partner), Realty, Dean Witter Reynolds Inc. ("DWR") and others as defendants was filed in Superior Court in California. The complaint alleged fraud, negligent misrepresentation, intentional and negligent breach of fiduciary duty, unjust enrichment and related claims and sought compensatory and punitive damages in unspecified amounts and injunctive and other equitable relief. The defendants removed the case to the United States District Court for the Southern District of California. Pursuant to an order of the U.S. District Court for the Southern District of California entered May 24, 1996, the Grigsby Action was transferred to the U.S. District Court for the Southern District of New York. The case was dismissed by stipulation of the parties dated March 6, 1997 and refiled and consolidated with the Consolidated Action (as defined below).

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


         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Thereafter, the Schectman Action, the Dosky Action and the Segal Action were consolidated in a single action (the "Consolidated Action") in the Delaware Chancery Court. The Young Action was dismissed without prejudice. The plaintiffs in the Young Action joined the Consolidated Action.

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

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits.
           An exhibit index has been filed as part of this Report on Page E1.

       (b) Reports on Form 8-K.
           None.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I Inc.
                            Managing General Partner


Date:  June 12, 1998     By:  /s/E. Davisson Hardman, Jr.
                            E. Davisson Hardman, Jr.
                            President


Date:  June 12, 1998     By:  /s/Charles M. Charrow
                            Charles M. Charrow
                            Controller
                                (Principal Financial and
                     Accounting Officer)

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Quarter Ended April 30, 1998

                        Exhibit Index



Exhibit No.                 Description
  27                        Financial Data Schedule
































                             E1