Form 10-Q
period 1998-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1998-09-14
CIK 726315

14


                    UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549

                      FORM 10-Q

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
          For the period ended July 31, 1998

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

                   CONSOLIDATED BALANCE SHEETS
                                              July 31, October
31,
                                                1998       1997
                             ASSETS

Cash and cash equivalents                    $   871,677    $
5,974,627

Real estate:
 Land
2,312,300                                      4,942,300
 Buildings and improvements                    7,180,519
12,736,897
                                               9,492,819
17,679,197
 Accumulated depreciation                      2,824,309
7,054,850
                                               6,668,510
10,624,347

Real estate held for sale                          -
15,761,239

Deferred leasing commissions, net                  7,892
345,238

Other assets                                      78,712
908,045

                                             $ 7,626,791
$33,613,496

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities     $   242,845    $
484,705

Security deposits                                 40,538
110,788

                                                 283,383
595,493

Partners' capital (deficiency):
 General partners                             (4,446,846)
(4,364,301)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
11,790,254                                    37,382,304

   Total partners' capital                     7,343,408
33,018,003

                                             $ 7,626,791
$33,613,496



  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 CONSOLIDATED INCOME STATEMENTS

       Three and nine months ended July 31, 1998 and 1997

                                          Three months ended
Nine months ended
July 31,                    July 31,
1998          1997           1998         1997
Revenues:
 Rental                    $  286,836         $1,556,681    $
1,483,967                  $4,798,148
 Gains on sales of real estate        3,503,189              -
12,799,112                      -
 Equity in earnings of joint venture      -        -          -
2,425,949
 Interest and other            33,269            126,674
135,459                       191,176

                            3,823,294          1,683,355
14,418,538                  7,415,273

Expenses:
 Property operating           136,719            766,249
700,250                     2,171,988
 Depreciation and amortization           49,122
346,498                        191,746         1,034,561
 General and administrative              83,576
110,676                        290,029           352,067

                              269,417          1,223,423
1,182,025                   3,558,616

Net income                 $3,553,877         $  459,932
$13,236,513                $3,856,657

Net income allocated to:
 Limited partners          $3,548,808         $  413,939
$13,192,773                $3,677,251
 General partners               5,069             45,993
43,740                        179,406

                           $3,553,877         $  459,932
$13,236,513                $3,856,657

Net income per Unit of limited
 partnership interest      $    38.25         $     4.46    $
142.19                     $    39.63













  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                 Nine months ended July 31, 1998

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1997               $ 37,382,304
$(4,364,301)                       $ 33,018,003

Net income                           13,192,773
43,740                               13,236,513

Cash distributions                  (38,784,823)
(126,285)                           (38,911,108)

Partners' capital (deficiency)
 at July 31, 1998                  $ 11,790,254
$(4,446,846)                       $  7,343,408































  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 1998 and 1997

                                                1998       1997
Cash flows from operating activities:
 Net income                                  $ 13,236,513   $
3,856,657
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Gains on sales of real estate               (12,799,112)
-
  Depreciation and amortization                   191,746
1,034,561
  Equity in earnings of joint venture               -
(2,425,949)
  (Decrease) increase in operating assets:
   Deferred leasing commissions                  (181,795)
(190,486)
   Other assets                                    64,399
(199,291)
  (Decrease) increase in operating liabilities:
   Accounts payable and accrued liabilities      (277,860)
72,858
   Security deposits                              (92,172)
15,685

     Net cash provided by operating activities
141,719                                         2,164,035

Cash flows from investing activities:
 Proceeds from disposition of real estate      34,220,999
-
 Additions to real estate                        (554,560)
(57,181)
 Distributions from joint venture                   -
10,855,353
 Investment in joint venture                        -
(5,559)

     Net cash provided by investing activities
33,666,439                                     10,792,613

Cash flows from financing activities:
 Distributions                                (38,911,108)
(12,977,827)
 Decrease in deferred distributions                 -
(1,233,837)

     Net cash used in financing activities    (38,911,108)
(14,211,664)

Decrease in cash and cash equivalents          (5,102,950)
(1,255,016)

Cash and cash equivalents at beginning of period
5,974,627                                       2,954,592

Cash and cash equivalents at end of period   $    871,677   $
1,699,576









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

2. Sales of Real Estate

On December 8, 1997, the Partnership sold the Carmel Park property to an unaffiliated party for approximately $17.7 million. The Partnership recognized a gain on this sale of approximately $6.2 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

On December 23, 1997, the Partnership sold the Westwood 10 property to an unaffiliated party for approximately $9.4 million. The Partnership recognized a gain on this sale of
approximately       $3.0      million,       which       was

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Notes to Consolidated Financial Statements

allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

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

On July 10, 1998, the Partnership sold the Harborgate property to an unaffiliated party for $8.5 million. The Partnership recognized a gain on this sale of approximately $3.5 million, which was allocated 100% to the Limited Partners in accordance with the Partnership Agreement. The Partnership received net sales proceeds from this sale of approximately $8,046,000. On July 23, 1998, the Partnership distributed approximately $7,046,000 of such proceeds 100% to Limited Partners ($75.94 per Unit).

3. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza, Carmel Park (sold December 1997) and Westwood 10 (sold December 1997) properties in 1998; the affiliate managed five properties in 1997. The Partnership paid the affiliate management fees of approximately $43,000 and $141,000 for the nine months ended July 31, 1998 and 1997, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the
Partnership. For the nine months ended July 31, 1998 and 1997, the Partnership incurred approximately $126,000 and $181,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of July 31, 1998, the affiliates were owed a total of approximately $15,000 for these services.
        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

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

4. Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the lawsuit. The Plaintiffs filed a notice of appeal from the Court's order.


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

The 1718 Connecticut property was sold in fiscal 1996. In fiscal year 1997, the Century Square and Arlington Business Center properties were sold in April 1997 and October 1997, respectively. In fiscal year 1998, the Westwood 10, Carmel Park and Harborgate properties were sold in December 1997, December 1997 and July 1998, respectively. As a result of sales of properties in fiscal years 1997 and 1998, Partnership cash flow from operations decreased during the nine-month period ended July 31, 1998 compared to 1997.

The  Managing  General Partner will market  the  North  Lake
Plaza property for sale during the fourth fiscal quarter of 1998; however, there can be no assurance that this property will be sold.

The Partnership's liquidity is primarily affected by sales of the Partnership's properties; as the properties are sold, the Partnership has fewer income-producing investments and Partnership cash from operations decreases. The Partnership will also require less cash reserves to fund capital expenditures and leasing commissions. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

During the nine months ended July 31, 1998, all of the Partnership's remaining properties generated positive cash flow from operations, and it is anticipated that the North Lake Plaza property will continue to do so during the period the Partnership continues to own it.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

During the nine months ended July 31, 1998, the Partnership incurred capital expenditures and leasing commissions of approximately $736,000, primarily for tenant-related capital expenditures at the Harborgate property.

During the nine months ended July 31, 1998, the Partnership's distributions to partners (excluding distributions of sales proceeds) and capital expenditures exceeded its cash flow from operations. This deficiency was funded from Partnership cash reserves.

The North Lake Plaza property currently has a vacancy rate of 18%; as a result, the Partnership may incur significant capital expenditures and leasing commissions to fill the vacant space.

The Managing General Partner believed that the Partnership as of July 31, 1998 would not have sufficient cash reserves to fully fund its potential liability for capital expenditures and leasing commissions at the North Lake Plaza property and other Partnership cash requirements. Therefore, in order to increase cash reserves, the
Partnership withheld approximately $1,000,000 from the distribution of proceeds from the sale of the Harborgate property and did not pay its second and third quarter 1998 distributions.

Deferred leasing commissions, other assets, accounts payable
and   accrued  liabilities  and  security  deposits  payable
decreased in 1998 as a result of the above-mentioned sales of properties.

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

On  July 23, 1998, the Partnership distributed approximately
$7,045,700 ($75.94 per Unit), a portion of the net proceeds of $8,046,000 from the sale of the Harborgate property. The distribution was paid 100% to the Limited Partners.


         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertanities that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the three- and nine-month periods ended July 31, 1998 compared to 1997 were primarily attributable to the following:

During the nine and three months ended July 31, 1998, rental income, property operating expenses and depreciation and amortization expenses decreased as a result of the sales of the Arlington Business Center, Westwood 10, Carmel Park, and Harborgate properties.

The gains on sales of real estate in fiscal 1998 resulted from the sales of the Carmel Park, Harborgate and Westwood
10 properties.

There  was no equity in earnings of joint venture income  in
1998.   The Partnership's share of the gain on sale  of  the
Century Square property included in equity in earnings in 1997 was approximately $2.1 million.

Interest and other income decreased during the nine and three months ended July 31, 1998 primarily because the Partnership's interest earned in 1997 on the proceeds from the sale of the Century Square property (until such proceeds were distributed to Limited Partners) exceeded interest earned in 1998 on the proceeds from the sale of properties.

No individual factor accounted for a significant change in general and administrative expenses from 1997 to 1998.

The North Lake Plaza Shopping Center is located in Altamonte Springs, Florida (which is near Orlando, Florida). Currently, the vacancy rate in this market is approximately 10%, and market rental rates are stable. During the three months ended July 31, 1998, occupancy at the property increased to 82%. Development of nearby office projects and apartment buildings and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) expires in 2003. Home Depot continues to sub-lease its space to Burlington Coat Factory but remains obligated
to                pay               rent               under

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

the  lease.  The lease of Marshalls Inc., (for approximately
21% of the space) is scheduled to expire in 2002.

During the nine months ended July 31, 1998, the North Lake property incurred rental revenues, property operating expenses and depreciation and amortization expenses of approximately $727,000, $223,000, and $122,000, respectively.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

       On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Courts' order on August 14, 1998.

Item 6.    Exhibits & Reports on Form 8-K

       (a) Exhibits.
           An exhibit index has been filed as part of this Report on Page E1.

       (b) Reports on Form 8-K.
           Report dated July 10, 1998 regarding the sale of the Harborgate property.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I Inc.
                            Managing General Partner


Date:  September 14, 1998   By:    /s/E. Davisson Hardman,
Jr.
                            E. Davisson Hardman, Jr.
                            President


Date:  September 14, 1998   By:    /s/Charles M. Charrow
                            Charles M. Charrow
                            Controller
                                (Principal Financial and
                     Accounting Officer)

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 Quarter Ended July 31, 1998

                        Exhibit Index



Exhibit No.                 Description
  27                        Financial Data Schedule
































                             E1