Form 10-K
period 1998-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1999-01-27
CIK 726315

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                        FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended October 31, 1998

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

          Units of Limited Partnership Interest
                     (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X             No

Indicate  by  check mark if disclosure of delinquent  filers pursuant  to  Item  405 of Regulation S-K is  not  contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable.

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

 The proceeds from the offering were used to make equity investments in four office properties, two office/research and development properties and one retail property which were acquired without mortgage debt. Except for the North Lake Plaza property (which is described in Item 2 below), all of the Partnership's properties were sold to unaffiliated purchasers prior to October 31, 1998.

 The  Partnership is currently marketing for sale the North Lake
 Plaza property, with the objective of completing the sale of the property in fiscal year 1999. There can be no assurance that the property will be sold.

 The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is included in the Partnership's
 Consolidated Financial Statements in Item 8 below.

 The North Lake Plaza property is subject to competition from similar retail properties in the vicinity in which it is located. Further information regarding competition and market conditions where the property is located is set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 The Partnership has no employees.

 All  of  the Partnership's business is conducted in the  United
 States.

 ITEM 2.  PROPERTY

 The  Partnership's principal offices are located at  Two  World
 Trade Center, New York, New York 10048. The Partnership has no other offices.

 As of October 31, 1998, the Partnership owned directly the North Lake Plaza property, a shopping center located in Altamonte Springs, FL. The acquisition was completed in 1986 for a cost of approximately $10,110,000. The property has a net rentable area of 137,000 square feet, and was built with on-site parking facilities.

 Generally, the leases pertaining to the property provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property is adequately covered by insurance.

 Currently, an affiliate of the Partnership is the property manager for the North Lake Plaza property.

 In fiscal 1997, the Partnership sold the three office/research and development buildings comprising the Arlington Business Center in Arlington Heights IL. and the Century Square joint venture, in which the Partnership had a 25% general partnership interest, sold its office building in Pasadena, CA.

 In fiscal 1998, the Partnership sold the Westwood 10 office/research and development building (located in Westwood, MA), the Carmel Park I and II office buildings (located in Charlotte, NC), and the Harborgate office building (located in Los Angeles, CA).

 Further information relating to the Partnership's properties is included in Item 7 and Footnote 4, 5, 6 and 7 to the
 Consolidated Financial Statements in Item 8 below.

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

 On February 14, 1996, a purported class action lawsuit (the "Schectman Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, Dean Witter, Discover & Co. (now known as Morgan Stanley Dean Witter & Co., "MWD") and DWR as defendants was filed in the Chancery Court of Delaware for New Castle County (the "Delaware Chancery Court"). On February 23, 1996, a purported class action lawsuit (the "Dosky Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWR and others as defendants was filed in the Delaware Chancery Court. On February 29, 1996, a purported class action lawsuit (the "Segal Action") naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General Partner), Realty, MWD, DWD and others as defendants was filed in the Delaware Chancery Court. On March 13, 1996, a purported class action lawsuit (the "Young Action") naming the partnership, other unidentified limited partnerships, MWD, DWR and others as defendants was filed in the Circuit Court for Baltimore City in Baltimore, Maryland. The defendants removed the Young Action to the United States District Court for the District of Maryland.

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

 On October 7, 1996, the plaintiffs in the Consolidated Action filed a First Consolidated and Amended Class Action Complaint naming various public real estate partnerships sponsored by Realty (including the Partnership and its Managing General
 Partner),  Realty,  MWD, DWR and others  as  defendants.   This
 complaint alleges breach of fiduciary duty and seeks an accounting of profits, compensatory damages in an unspecified amount, possible liquidation of the Partnership under a receiver's supervision and other equitable relief. The defendants filed a motion to dismiss this complaint on December 10, 1996.

 On July 17, 1998, the Delaware Chancery Court granted the defendants' motion to dismiss the complaint in the Consolidated Action. The plaintiffs filed a notice of appeal from the Chancery Court's order on August 14, 1998. Oral argument on the appeal was heard by the Delaware Supreme Court on January 5, 1999. The Delaware Supreme Court affirmed the Chancery Court's dismissal of the Consolidated Action on January 6, 1999.


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

As of January 5, 1999, there were 13,277 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited
Partners   and   10%  to  the  general  partners  (the   "General
Partners").

The Partnership paid cash distributions during the year ended October 31, 1998 aggregating $418.03 per Unit (including $405.78 per Unit from proceeds from the sales of the Arlington Business Center, Carmel Park I and II, Westwood 10 and Harborgate properties, which was paid 100% to the Limited Partners). The total distributions aggregated $38,911,108 with $38,784,823 distributed to the Limited Partners and $126,285 to the General Partners. For the year ended October 31, 1997, the Partnership paid cash distributions aggregating $144.61 per Unit (including $110.05 per Unit from proceeds from the sale of the Century Square property, which was paid 100% to the Limited Partners). The total distributions aggregated $13,773,673 with $13,417,293 distributed to the Limited Partners and $356,380 to the General Partners.

The Partnership did not make a distribution of distributable cash following the fiscal 1998 first quarter distribution (paid February 1998), and does not anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

Sale or financing proceeds are distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale or financing proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale or financing proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds,  taxable income will be allocated 90%  to  the  Limited
Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General
Partners.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the Partnership:
                            For the years ended October 31,

                  19981               19972                 19963
1995            1994
Total   revenues         $14,765,035          $10,453,915       $
8,493,737   $  8,000,566       $  7,900,587

Net   income   (loss)     $13,380,578         $  5,854,208      $
(5,607,581)4         $  1,535,137       $(10,175,630)5

Net income (loss)
 per Unit of
 limited partner-
   ship  interest        $     143.68         $      60.72      $
(53.66)     $      14.89       $     (98.71)

Cash distributions
 paid per Unit of
 limited partner-
   ship  interest6,  7    $     418.03         $     144.61     $
42.28       $      18.75       $      15.00

Total assets at
  October  31 $ 7,781,223        $33,613,496         $ 43,069,014
$ 58,295,735         $ 58,611,333


     1.Revenues and net income include gains of $12.9 million on the sales of the Carmel Park I and II, Westwood 10 and Harborgate properties.

     2.Revenues and net income include gains of $3.7 million on the sales of the Century Square and Arlington Business
  Center properties.

     3.Revenues and net income include a gain of $0.7 million on the sale of the 1718 Connecticut Avenue property.

     4.Includes a $8.5 million loss on impairment recorded for the Westwood 10, 1718 Connecticut Avenue, North Lake Plaza and Carmel Park I and II properties.

     5.Includes a $10.8 million loss on impairment recorded for the Arlington Business Center and Harborgate properties.

     6.Distributions paid to Limited Partners in 1998 include a return of capital of $351.10 per Unit, calculated as the
  excess   of  cash  distributed  per  Unit  over  accumulated
  earnings   per   Unit  not  previously   distributed.    All
  distribution paid to Limited Partners in 1994-1997 represent returns of capital.

      7.Includes distribution of proceeds from sales of real estate of $405.78, $110.05, and $12.28 in 1998, 1997 and
  1996, respectively.

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

The 1718 Connecticut property was sold in fiscal 1996. The Centry Square and Arlington Business Center properties were sold in fiscal 1997. The Carmel Park I and II, Westwood 10, and Harborgate properties were sold in fiscal 1998. See Notes 5 and 6 to the Consolidated Financial Statements in Item 8.

As a result of the property sales, Partnership cash flow from operations decreased during fiscal 1998 compared to 1997.

The Managing General Partner is currently marketing for sale the North Lake Plaza property, with the objective of completing the sale of the property in fiscal year 1999. However, there can be no assurance that the property will be sold.

Currently, the vacancy rate in the retail market in Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is approximately 10%, and market rental rates continue to be stable. At October 31, 1998, occupancy at the property was 84% (an increase of 5% from October 31, 1997). Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. Home Depot continues to sub-lease its space to
Burlington Coat Factory but will remain obligated to pay rent under the lease. The lease of Marshalls Inc., (for approximately 21% of the space) is scheduled to expire in 2002. The property is leased to 9 other tenants; no other tenant occupies more than 10% of the property's space.

During the year ended October 31, 1998, all of the Partnership's properties generated positive cash flow from operations, and it is anticipated that the North Lake Plaza property will continue to do so during the period the Partnership continues to own it.

During the year ended October 31, 1998, the Partnership incurred capital expenditures of approximately $833,000, primarily for tenant-related capital expenditures at the Harborgate property.

During the year ended October 31, 1998, the Partnership paid cash distributions of cash flow from operations and proceeds from sale of properties. See Item 5.

During the year ended October 31, 1998, the Partnership's distributions to partners (excluding distributions of sales proceeds) and capital expenditures exceeded its cash flow from operations. This deficiency was funded from Partnership cash reserves.

As of October 31, 1998, the Partnership has commitments to fund approximately $192,000 of capital expenditures at the North Lake
Plaza property.

In order to increase cash reserves to fully fund its potential liability for capital expenditures and other Partnership cash requirements, the Partnership stopped paying distributions of distributable cash after the fiscal 1998 first quarter distribution (paid in February 1998), and withheld approximately $1,000,000 from the distribution of proceeds from the sale of the Harborgate property. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

Deferred leasing commissions, other assets, accounts payable and accrued liabilities and security deposits payable decreased in 1998 as a result of the sales of properties.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1998 compared to 1997 and the year ended
October 31, 1997 compared to 1996 were primarily attributable to the following:

During the year ended October 31, 1998, rental income, property operating expenses and depreciation and amortization expenses decreased as a result of the sales of the Arlington Business Center (sold in October 1997), Westwood 10, Carmel Park, and Harborgate properties. Rental revenues and property operating expenses decreased in 1997 primarily because of the absence of revenues and costs from the 1718 Connecticut Avenue property, which was sold in June 1996. See Note 5 to the Consolidated Financial Statements.

The  gains  on sales of real estate in fiscal 1998 resulted  from the sales of the Carmel Park, Harborgate and Westwood 10 properties. In 1997 and 1996, the gains on sales of real estate resulted from the sales of the Arlington Business Center and 1718 Connecticut Avenue properties, respectively. See Note 5 to the Consolidated Financial Statements.

There was no equity in earnings of joint venture income in 1998. Equity in earnings of joint venture increased in 1997 compared to 1996 as a result of the Partnership's share (approximately $2.2 million) of the gain from the sale of the Century Square office building. See Note 6 to the Consolidated Financial Statements.

Interest and other income decreased in 1998 primarily because the Partnership's interest earned in 1997 on the proceeds from the sale of the Century Square property (until such proceeds were distributed to Limited Partners) exceeded interest earned in 1998 on the proceeds from the sale of properties.

Depreciation and amortization decreased in 1997 compared to 1996 by approximately $252,000 because of the impairment writedown for the Westwood 10, North Lake Plaza and Carmel Park properties recorded at the end of the first quarter of 1996. Depreciation and amortization also decreased in 1997 by approximately $154,000 due to the sale of the 1718 Connecticut Avenue property. No other individual significant factors account for the remaining decreases in 1997.

In  June  1996,  the Partnership repaid its loan from  affiliate;
therefore, the Partnership incurred no interest expense  in  1997 and 1998.

In the first quarter of fiscal 1996, the Partnership recorded losses on impairment of the Westwood 10, 1718 Connecticut, Northlake Plaza and Carmel Park properties totaling $8,510,000.

No individual factor accounted for a significant change in general and administrative expenses from 1998 to 1997 and from 1997 to 1996.

During  the year ended October 31, 1998, the North Lake  property
incurred   rental  revenues,  property  operating  expenses   and
depreciation and amortization expenses of approximately $978,000, $290,000 and $165,000.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                             INDEX



                                                     Page
(a) Financial Statements

Independent Auditors' Report                             13
Consolidated Balance Sheets at October 31, 1998 and 1997      14
Consolidated Statements of Operations for the years ended
  October 31, 1998, 1997 and 1996                        15
Consolidated Statements of Partners' Capital for the
  years ended October 31, 1998, 1997 and 1996            16
Consolidated Statements of Cash Flows for the years
  ended October 31, 1998, 1997 and 1996                17-18
Notes to Consolidated Financial Statements             19-27



(b) Financial Statement Schedule

Real Estate and Accumulated Depreciation     III       34-35









All schedules other than that indicated above have been omitted because either the required information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying consolidated balance sheets of Dean Witter Realty Income Partnership I, L.P. and consolidated partnership (together, the "Partnership") as of October 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. and consolidated partnership as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP
New York, New York
January 15, 1999

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                   CONSOLIDATED BALANCE SHEETS
                                                  October 31,
                                              1998       1997
                             ASSETS
Cash and cash equivalents                 $ 1,074,634  $
5,974,627

Real estate:
 Land                                       2,312,300
4,942,300
 Buildings and improvements                 7,230,844
12,736,897
                                            9,543,144
17,679,197
 Accumulated depreciation                  (2,866,051)
(7,054,850)
                                            6,677,093
10,624,347

Real estate held for sale                       -     15,761,239

Deferred leasing commissions, net              18,702
345,238

Other assets                                   10,794
908,045

                                          $ 7,781,223
$33,613,496

                LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued liabilities  $   250,468  $
484,705

Security deposits                              43,282
110,788

                                              293,750
595,493

Partners' capital (deficiency)
 General partners                          (4,440,423)
(4,364,301)
 Limited partners ($1,000 per Unit, 92,780 units
  issued)                                  11,927,896
37,382,304

Total partners' capital                     7,487,473
33,018,003

                                          $ 7,781,223
$33,613,496

  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF OPERATIONS

       For the years ended October 31, 1998, 1997 and 1996

                                         1998               1997
1996
Revenues:
 Rental                                       $ 1,738,413   $
6,325,230                           $ 7,013,164
 Gains on sales of real estate       12,878,953
1,470,551                               683,471         Equity in
earnings of joint venture                 -     2,483,485
589,362
 Interest and other                     147,669
174,649                                 207,740

                                     14,765,035
10,453,915                            8,493,737

Expenses:
 Property operating                     742,794
2,851,534                             3,085,939
 Depreciation                           207,369
1,220,659                             1,745,666
 Amortization                            27,178
115,553                                 138,008
 General and administrative             407,116
411,961                                 403,546
 Interest                                 -         -
218,159
 Loss on impairment of real estate        -         -
8,510,000

                                      1,384,457
4,599,707                            14,101,318

Net income (loss)                   $13,380,578         $
5,854,208                           $(5,607,581)

Net income (loss) allocated to:
 Limited partners                   $13,330,415         $
5,633,960                           $(4,978,476)
 General partners                        50,163
220,248                                (629,105)
                                    $13,380,578         $
5,854,208                           $(5,607,581)

Net income (loss) per Unit of limited
 partnership interest               $    143.68         $
60.72 $    (53.66)


  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

       For the years ended October 31, 1998, 1997 and 1996


                                 Limited     General
                                 Partners    Partners      Total
Partners' capital (deficiency) at
 November 1, 1995              $ 54,066,918
$(3,289,800)                   $ 50,777,118

Net loss                                     (4,978,476)
(629,105)                        (5,607,581)

Distributions                    (3,922,805)
(309,264)                        (4,232,069)

Partners' capital (deficiency) at
 October 31, 1996                45,165,637
(4,228,169)                      40,937,468

Net income                        5,633,960
220,248                           5,854,208

Distributions                   (13,417,293)
(356,380)                       (13,773,673)

Partners' capital (deficiency) at
 October 31, 1997                37,382,304
(4,364,301)                      33,018,003

Net income                       13,330,415
50,163                           13,380,578

Distributions                   (38,784,823)
(126,285)                       (38,911,108)

Partners' capital (deficiency) at
 October 31, 1998              $ 11,927,896
$(4,440,423)                   $  7,487,473

  See accompanying notes to consolidated financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the years ended October 31, 1998, 1997 and 1996
            1998                        1997     1996
Cash flows from operating activities:
   Net   income  (loss)                  $  13,380,578          $
5,854,208                          $(5,607,581)
  Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
      Gains    on    sales   of   real   estate      (12,878,953)
(1,470,551)                                             (683,471)
Depreciation                                              207,369
1,220,659                            1,745,666
            Amortization                                   27,178
115,553     138,008
     Equity   in   earnings  of  joint   venture                -
(2,483,485)                           (589,362)
     Loss  on  impairment  of  real  estate                     -
-   8,510,000
   (Increase) decrease to operating assets:
          Deferred     leasing     commissions          (193,664)
(240,140)                             (129,915)
           Other       assets                             166,660
(265,849)                               19,568
   (Decrease) increase in operating liabilities:
         Accounts     payable     and     accrued     liabilities
(80,237)                                                   19,797
(51,471)
           Security      deposits                        (89,428)
(21,921)                               (19,544)
         Net    cash    provided    by    operating    activities
539,503    2,728,271                 3,331,898

Cash flows from investing activities:
   Proceeds  from  disposition  of  real  estate       34,110,840
4,538,453                            5,092,559
     Additions    to    real    estate                  (639,228)
(146,509)                             (335,596)
   Distributions  from  joint  venture          -      10,912,889
922,699
   Investments  in  joint  venture              -         (5,559)
(130,576)
         Net    cash    provided    by    investing    activities
33,471,612                                             15,299,274
5,549,086

Cash flows from investing activities:
       Cash       distributions                      (38,911,108)
(13,773,673)                        (4,232,069)
    Decrease   in   deferred   distributions                    -
(1,233,837)                         (1,233,837)
   Decrease   in   loan  from  affiliates           -           -
(4,032,527)
      Net  cash  used  in  financing  activities     (38,911,108)
(15,007,510)                        (9,498,433)

(Decrease)    increase    in   cash    and    cash    equivalents
(4,899,993)                                             3,020,035
(617,449)
Cash    and    cash    equivalents   at   beginning    of    year
5,974,627                                               2,954,592
3,572,041

Cash and cash equivalents at end of year           $  1,074,634
$  5,974,627  $  2,954,592

Supplemental disclosure of cash flow information:
 Cash paid for interest                             $      -
$      -     $    218,159

          DEAN WITTER REALTY INCOME PARTNERSHIP I. L.P.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      For the years ended October 31, 1998, 1997, and 1996
                           (continued)



                                           1998              1997
1996


Supplemental disclosure of non-cash investing activities:
 Reclassification of real estate held for sale:
   Decrease in real estate:
       Land                            $  -           $ 3,144,900
$  -
          Building     and    improvements                      -
25,116,782          -
           Accumulated      depreciation                        -
(12,500,443)         -


     Increase  in  real  estate  held  for  sale             $  -
$15,761,239       $  -



























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

The Partnership expects to sell its remaining real estate investment in 1999. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

2.  Summary of Significant Accounting Policies

The financial statements include the accounts of the Partnership and, prior to 1997, 1718 Connecticut, Ltd. on a consolidated basis. The Partnership's 25% interest in the Century Square property was accounted for on the equity method, until its sale in fiscal 1997.

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

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements


The carrying value of real estate includes the purchase price paid by the Partnership and acquisition fees and expenses. Costs of improvements to the properties are capitalized, and repairs are expensed. Depreciation is recorded on the straight-line method. The Partnership stops recording depreciation on a property when it is reclassified as real estate held for sale.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 1998. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           Notes to Consolidated Financial Statements


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

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $7.0 million higher than the amounts reported for financial statement purposes.

The implementation in 1998 of Statement of Financial Accounting Standards ("Statement") No. 128, "Earnings per Share" and Statement No. 129, "Disclosure of Information about Capital Structure" effective for the Partnership's 1998 year-end financial statements did not have any impact on the Partnership's financial statements.

Two  additional accounting pronouncements will be  effective  for the  Partnership's 1999 financial statements.  Statement No. 130,
"Reporting   Comprehensive  Income"  establishes  standards   for
reporting and display of

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           Notes to Consolidated Financial Statements


comprehensive income and its components. Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Partnership does not believe that these Statements will have any effect on its computation or presentation of net income or other disclosures.

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

Taxable income generally is allocated in the same proportions as distributions of distributable cash or sale or financing proceeds (except that the General Partners must be allocated at least 1% of taxable income from sales or financings). In the event there is no distributable cash or sale or financing proceeds, taxable income will be allocated 90% to the Limited Partners and 10% to the General Partners. Any tax loss will be allocated 90% to the Limited Partners and 10% to the General Partners.

Distributions paid to the Limited Partners during the year ended October 31, 1998 included a return of capital, determined as cash distributed per Unit in excess of accumulated earnings per Unit not previously distributed, of $351.10 per Unit. All distributions paid to Limited Partners during the years ended October 31, 1997 and 1996 are considered to be a return of capital.

<table
    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements


4.   Real Estate Investments

The  locations, years of acquisition and net carrying  values  of the properties are as follows:
[CAPTION]
                                       Net Carrying Value
                          Year of        at October 31,
                        Acquisition                 1998         1997
[S]                               [C]            [C]             [C]
North Lake Plaza,
 Altamonte Springs, FL  1984, 1986                $6,677,093   $6,741,580

Harborgate,   Los  Angeles,   CA            1984                -
3,882,767

                                         $6,677,093   $10,624,347

In the first quarter of fiscal 1996, in accordance with the impairment evaluation policy described in Note 2, the Partnership evaluated the recoverability of its investments in real estate and concluded that, based on revised expectations as to the holding periods of the properties, the Partnership would be unable to recover its investments in the North Lake Plaza, 1718 Connecticut, Westwood 10 and Carmel Park properties. Accordingly, the Partnership wrote these properties down to their estimated fair values (based on independent appraisals) and recorded losses on impairment totaling $8,510,000.

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements

5.   Sales of Real Estate

The  Partnership  completed the following property  sales  during
1998 and 1997.
                                                      ($000)
                         Date of        Negotiated   Net Proceeds
   Property                Sale         Sale Price  from the Sale
Gain on Sale

Fiscal 1998 Sales:
Carmel Park I & II        12/8/97           $17,675       $17,159
$6,234
Westwood 10              12/23/97             9,400         8,906
3,097
Harborgate                7/10/98             8,500         8,046
3,548

                                            $35,575       $34,111
$12,879
Fiscal 1997 Sale:

Arlington Business Center 10/10/97          $ 5,200       $ 4,538
$ 1,471

Fiscal 1996 Sale:

1718 Connecticut           6/24/96          $ 5,438       $ 5,093
$   683

All of the properties were sold to unaffiliated buyers.

The net proceeds from the sale are net of closing costs.

As of October 31, 1998, all of the net sales proceeds were distributed except for approximately $1,000,000, from the sale of the Harborgate property, which was added to the Partnership's cash reserves.

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements

As of October 31, 1997, the aggregate net carrying values of the Westwood 10 and Carmel Park I and II buildings were classified as real estate held for sale.

In   accordance  with  the  Partnership  Agreement,  all  of  the distributed  net  sales proceeds were paid 100%  to  the  Limited
Partners,  and all gains from property sales were allocated  100%
to the Limited Partners.
6.   Investment in Joint Venture

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

Summarized  results  of operations of the Joint  Venture  are  as follows:
                                        Year ended October 31,
                                    1997      1996
Gain on sale of property                   $ 7,678,505    $    -
Rental income                     2,568,682            5,761,715
Other income                         24,006              69,838
                                 10,271,193    5,831,553
Property operating expenses       1,041,475            1,926,040
Depreciation and amortization       336,005            1,548,067
                                  1,377,480            3,474,107
Net income                      $ 8,893,713           $2,357,446

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

      Notes to Consolidated Financial Statements


7.  Leases

Minimum future rental income under noncancellable operating leases of the North Lake Plaza property as of October 31, 1998 is as follows:

          Year ending October 31:
          1999                  $  719,137
          2000                     729,380
          2001                     667,748
          2002                     554,744
          2003                     186,905
          Total                 $2,857,914

The Partnership has determined that all of the property's leases are operating leases. The lease terms range from three to eight years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

8.  Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza, Carmel Park and Westwood 10 properties in 1998; the affiliate managed five properties in 1997 and 1996. The Partnership paid the affiliate management fees of approximately $58,000, $191,000 and $226,000 for the years ended October 31, 1998, 1997, and 1996, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions and processes certain investor and tax information on behalf of the Partnership. In 1998, 1997 and 1996 the affiliate was reimbursed approximately $159,000, $240,000, and $259,000, respectively (included in general and administrative expenses) for these services.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           Notes to Consolidated Financial Statements



As  of  October  31, 1998, the affiliates were owed approximately
$17,000 for these services.

Prior to 1990, the Partnership borrowed funds from an affiliate of the Managing General Partner to fund the cost of tenant improvements, capital expenditures and other Partnership expenditures. The loan bore interest at the prime rate. In June 1996, the loan was repaid with a portion of the proceeds from the sale of the 1718 Connecticut Avenue property. Interest expense from this loan was $218,159 in 1996.

Through January 31, 1995, the General Partners deferred receipt of an aggregate amount of $2,467,674 of distributions to which they were entitled; amounts deferred were charged against partners' capital and recorded as liabilities to the General Partner. Beginning with the February 28, 1995 distribution, the General Partners began to receive their distributions currently. In September 1996, the Partnership paid $1,233,837 of deferred distributions, and, in November 1996, paid the remaining deferred distributions to the General Partners.

9.  Litigation

Various public partnerships sponsored by Dean Witter Realty Inc. (including the Partnership and its Managing General Partner) were defendants in a class action lawsuit. On July 17, 1998, the Delaware Chancery Court granted the defendant's motion to dismiss the complaint in the lawsuit. On August 14, 1998, the plaintiffs filed a notice of appeal from the Court's order. On January 6, 1999, the Delaware Supreme Court affirmed the Chancery Court's dismissal of the complaint.

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM  9.    CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND                FINANCIAL DISCLOSURE

          None.

                      PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership which has no directors or officers.

The  directors  and  executive officers of the  Managing  General
Partner are as follows:
                                     Position with the
   Name                           Managing General Partner

   William B. Smith       Chairman of the Board of Directors
   E. Davisson Hardman, Jr.   President and Director
   Lawrence Volpe         Director
   Ronald T. Carman       Secretary and Director

All of the directors have been elected to serve until the next annual meeting of the shareholder of the Managing General Partner or until their successors are elected and qualify. Each of the executive officers has been elected to serve until his successor is elected and qualifies.

William B. Smith, age 55, has been a Managing Director of Morgan Stanley and co-head of Morgan Stanley Realty Incorporated since July 1997, and a Managing Director of Dean Witter Realty Inc., which he joined in 1982. He is an Executive Vice President of Dean Witter Reynolds, Inc.

E. Davisson Hardman, Jr., age 49, has been a Managing Director of
Morgan  Stanley  Asia,  Ltd.  since July  1997,  and  a  Managing
Director of Dean Witter Realty Inc., which he joined in 1982.

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


Lawrence Volpe, age 51, is a Senior Vice President of Dean Witter Reynolds, Inc., which he joined in 1983. Since June 1998, he has served in an advisory capacity, in connection with Dean Witter Realty Inc., and related entities. Prior to June 1998, he was the Controller of Dean Witter Reynolds Inc., and the Managing General Partner, and Dean Witter Realty Inc., and a Director of Dean Witter Realty Inc.

Ronald T. Carman, age 47, is a Director and the Secretary of Dean Witter Realty, Inc. He has been an Assistant Secretary of MWD and a managing director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $126,285, $356,380 and $309,264 for fiscal years 1998, 1997 and 1996, respectively.

The  General Partners and their affiliates were paid certain fees and reimbursed for certain expenses.  Information concerning such
fees   and  reimbursements  is  contained  in  Note  8   to   the
Consolidated Financial Statements in Item 8 above.

The  directors and officers of the Partnership's Managing General
Partner received no remuneration from the Partnership.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT

(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b)     The  directors  and executive officers  of  the  Managing
General Partner own the following Units as of January 1, 1999:

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

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley, Dean Witter & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc., which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware
limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

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



                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)   The  following documents are filed as part of  this  Annual
Report:

  1. Financial Statements (see Index to Financial Statements filed as part of Item 8 of this Annual Report).

           2.     Financial  Statement  Schedule  (see  Index  to
        Financial Statements filed as part of Item 8 of this Annual Report).

  3.    Exhibits
   (a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in
   (b) Registration Statement Number 286041 is incorporated herein by reference.

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

     (g)  "Purchase and Sale Agreement" dated as of May 29,  1998 for sale of the Harborgate property was filed as an Exhibit to Form 8-K on July 10, 1998 and is incorporated herein by reference.

(21)    Subsidiary:   1718  Connecticut,  Ltd.,  a  District   of
        Columbia limited partnership.

 (27)   Financial Data Schedule.

             (b) No Forms 8-K were filed by the Partnership during the last quarter of the period covered by this report.

SCHEDULE III

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            Real Estate and Accumulated Depreciation

                        October 31, 1998

                 Initial Cost to Partnership (A)
                                                      Cost
                                                  Capitalized
                          Building and                 Subsequent
Description        Land       Improvements                  Total
Acquisition
Shopping Center
Altamonte
Springs, FL   $ 2,300,000  $7,626,517  $9,926,517   $993,627

                                     Gross Amount at which
                                   Carried at End of Period (B)
                Losses on
              Impairment of                         Buildings &
Description     Real Estate              Land        Improvements
Total

Shopping Center
Altamonte
Springs,  FL     $(1,377,000)            $2,312,300    $7,230,844
$9,543,144

                                                        Life   on
which

Depreciation
                                                       in  Latest
Income
                  Accumulated                Date   of       Date
Statements is
Description    Depreciation            Construction      Acquired
Computed

Shopping Center
Altamonte
Springs, FL    $2,866,051   1981-1985 October 1984     5-40 years

Notes:

(A)  The  initial cost includes the purchase price  paid  by  the
   Partnership  and acquisition fees and expenses.   No  carrying
   costs  have been capitalized subsequent to acquisition.  There is no difference between cost for financial reporting purposes and federal income tax purposes.

SCHEDULE III (Cont'd)
(B)  Reconciliation of real estate owned at October 31:
                                               1998          1997
1996
    Balance  at  beginning of period $ 17,679,197   $  53,050,614
$ 68,781,271
   Improvements              639,228        146,509       335,596
     Sale   of   real   estate                        (8,775,281)
(7,256,244)  (7,556,253)
      Real    estate   held   for    sale                       -
(28,261,682)         -
   Losses on impairments of
     real estate                                 -              -
(8,510,000)

    Balance  at  end of period   $  9,543,144   $  17,679,197   $
53,050,614

(C) Reconciliation of accumulated depreciation:

    Balance  at  beginning  of period         $   7,054,850  $  2
2,598,452               $ 24,089,561
    Depreciation expense                      207,369   1,220,659
1,745,666
       Sale    of   real   estate                     (4,396,168)
(4,263,818)   (3,236,775)
        Real   estate   held   for   sale                       -
(12,500,443)         -

     Balance  end  of  period                  $   2,866,051    $
7,054,850  $ 22,598,452

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
By: Dean Witter Realty Income Properties I Inc.
    Managing General Partner

By: /s/E. Davisson Hardman, Jr.                   Date:  January 27, 1999
    E. Davisson Hardman, Jr.
    President

By: /s/Charles M. Charrow                             Date:  January 27, 1999
    Charles M. Charrow
    Controller
    (Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner

/s/William B. Smith                         Date:  January 27,  1
999
William B. Smith
Chairman of the Board of Directors

/s/E.  Davisson Hardman, Jr.                  Date:  January  27,
1999
E. Davisson Hardman, Jr.
Director

/s/Lawrence Volpe                           Date:  January 27,  1
999
Lawrence Volpe
Director

/s/Ronald T. Carman                         Date: January 27,  19
99
Ronald T. Carman
Director

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  Year Ended October 31, 1998

                         Exhibit Index



    Exhibit
      No.

      27         Financial Data Schedule































                               E1