Form 10-Q
period 1999-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1999-03-17
CIK 726315

3
                          UNITED
               STATES SECURITIES AND
               EXCHANGE COMMISSION
                     Washington, D.C.
                     20549

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
       For the period ended January  31, 1999

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

CONSOLIDATED BALANCE SHEETS

                                              January
31,
October 31,
                                                1999
                             1998 ASSETS
Cash and cash equivalents                    $
861,612    $
1,074,634
Real estate:
 Land
2,312,300
2,312,300
 Buildings and improvements
7,389,754
7,230,844

9,702,054 9,543,144
             Accumulated depreciation
                    (2,911,450)
(2,866,051)

6,790,604 6,677,093

Other assets
73,368
29,496

                                             $
7,725,584    $ 7,781,223

         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $
146,775    $
293,750


Partners' capital (deficiency):
                 General partners
                    (4,431,289)
(4,440,423)
 Limited partners ($1,000 per Unit, 92,780 Units
issued) 12,010,098                                     11,927,896

   Total partners' capital
7,578,809
7,487,473

                                             $

7,725,584    $ 7,781,223





  See accompanying notes to consolidated financial

          statements. DEAN WITTER REALTY INCOME

          PARTNERSHIP I, L.P.

                 CONSOLIDATED INCOME STATEMENTS

    Three months ended January 31, 1999 and 1998




                                                          1999 1998
Revenues:
  Rental                                 $
232,388  $
  Gains on sales of real estate                  -     784,273
  Interest and other
14,121
                                                       9,295,923

                                                       94,988

                                              246,50
                                               9       10,175,18   4

Expenses:
  Property operating
77,439
  Depreciation and amortization
47,210  374,715
  General and administrative
30,524
                                                       70,269
                                                       108,700

155,173
                                                       553,684

Net income                               $
91,336  $
                                                       9,621,500


Net income allocated to:
  Limited Partners                       $
82,202  $
  General Partners
9,134  9,588,942

                                                       32,558

                                         $
91,336  $
                                                       9,621,500

Net income per Unit of limited           $
 .89  $
partnership interest                                   103.35

  See accompanying notes to consolidated financial

          statements. DEAN WITTER REALTY INCOME

          PARTNERSHIP I, L.P.

           CONSOLIDATED STATEMENT OF PARTNERS'

           CAPITAL

         Three months ended January 31, 1999




                                     Limited
General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1998               $ 11,927,896
$(4,440,423)
$  7,487,473

Net income                               82,202
9,134                                    91,336

Partners' capital (deficiency)
 at January  31, 1999

$ 12,010,098 $(4,431,289)

$  7,578,809





  See accompanying notes to consolidated financial

          statements. DEAN WITTER REALTY INCOME

          PARTNERSHIP I, L.P.

              CONSOLIDATED STATEMENTS OF CASH

              FLOWS

          Three months ended January 31,
1999 and 1998
                     1999
1998
Cash flows from operating activities:
  Net income
$   $
  Adjustments to reconcile net income to   91,336     9,621,500
net cash (used in)
    provided by operating activities:
      Depreciation and amortization
      Gains on sales of real estate        47,210     70,269
      (Increase) decrease in other assets         -
      Decrease in accounts payable and                (9,295,923
other liabilities:                         (45,683)   )

                                           (146,975)
70,251
                                                      (280,491)
          Net cash (used in) provided by
operating activities                       (54,112)   185,606

Cash flows from investing activities:
  Additions to real estate
  Proceeds from sales of real estate       (158,910)
(34,037)
                                               -
  26,089,585

          Net cash (used in) provided by
investing activities                       (158,910)
26,055,548

Cash flows used in financing activities:
  Distributions                                -
                                                      (
                                                      3
                                                      1
                                                      ,
                                                      3
                                                      9
                                                      8
                                                      ,
                                                      4
                                                      0
                                                      2
                                                      )

Decrease in cash and cash equivalents
                                           (213,022)
(5,157,248 Cash and cash equivalents at beginning of        )
period
                                           1,074,63
                                               4      5,974,627

Cash and cash equivalents at end of        $          $
period                                     861,612    817,379




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

In  the  opinion  of management, the
accompanying  financial
statements,  which  have  not  been  audited,
include all
adjustments necessary to present fairly the
results for  the interim period.  Except for the
1998 gains on sales of  real estate,                        such  adjustments
consist only of normal  recurring
accruals.

These  financial  statements should be read  in
conjunction with  the  annual  financial
statements  and  notes  thereto included  in
the Partnership's annual report on  Form  10-K
filed  with the Securities and Exchange
Commission  for  the year  ended  October 31,
1998. Operating results of  interim periods                 may not be
indicative of the operating results for the entire year.

2. Related Party Transactions

An  affiliate  of  the  Managing  General
Partner  provided property  management  services
for  the  North  Lake  Plaza property  in
fiscal 1999, and the North Lake Plaza,  Carmel
Park and Westwood 10 (both sold December 1997)
properties in fiscal  1998. The Partnership paid
the affiliate  management fees                           of   approximately
$9,000 and $23,000 for  the  three
months ended January 31, 1999 and 1998,
respectively. These amounts are included in property operating expenses.



        DEAN WITTER REALTY INCOME PARTNERSHIP I,

L.P.

   Notes to Consolidated Financial Statements




Another  affiliate of the Managing General
Partner  performs
administrative   functions,   processes
certain   investor transactions   and   prepares
tax   information   for                                  the
Partnership. For the three months ended January
31, 1999 and 1998, the Partnership incurred approximately $34,000 and $48,000, respectively, for these services. These amounts are included in general and administrative expenses.

As of January 31, 1999, the affiliates were owed a total of approximately $15,000 for these services.

  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984.
The Partnership has no plans to raise additional capital.

The  Partnership  purchased  six  properties
and  made  one investment in the partnership
which owned the Century Square property on an
all-cash basis. The Partnership's acquisition
program  has been completed.  No additional
investments  are planned.
As  a  result  of the 1998 property sales,
Partnership  cash flow from operations decreased
during the three-month period ended January 31,
1999 as compared to 1998.
The Managing General Partner is currently
marketing for sale the  North  Lake  Plaza
property,  with  the  objective  of completing
the property sale in fiscal 1999. However,
there can be no assurance that this property
will be sold.
Currently,  the  vacancy  rate  in  the  retail
market   in Altamonte  Springs, Florida, the
location of the North  Lake Plaza  Shopping
Center, is approximately  10%,  and  market
rental  rates  continue to be stable.   However,
developers continue  to break ground on new
retail projects  throughout the  Central Florida
region, and many real estate  investors consider
sub-markets  such  as  Altamonte  Springs  to
be overbuilt.  During the three months ended
January 31,  1999, occupancy  at  the  property
increased  slightly  to   85%. Development  of
nearby office projects  and  the  scheduled
expansion  of  North  Lake  Boulevard  (which
borders the
shopping center) are anticipated to increase
traffic at  the property.   The lease for Home
Depot (for approximately  50% of  the
property's space) is scheduled to expire  in
2003. Home  Depot  continues to sub-lease its
space to  Burlington Coat  Factory  but remains
obligated to pay rent  under  the lease.  The
lease of Marshalls Inc., (for approximately  21%
of the space) is schedule to expire in 2002.



        DEAN WITTER REALTY INCOME PARTNERSHIP I,

L.P.

During the three months ended January 31, 1999, the North Lake Plaza property generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it.


During  the  three  months  ended  January  31,
1999,   the
Partnership's capital expenditures exceeded its cash flow from operations. This deficiency was funded from Partnership cash reserves.

The    capital   expenditures   incurred,
which    totaled approximately  $175,000,  were
for tenant  improvements  and leasing
commissions at the North Lake Plaza property.

The  Partnership did not pay any cash
distributions   during the  three months ended
January 31, 1999. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

As of January 31, 1999, the Partnership has commitments to fund approximately $40,000 of capital expenditures at the North Lake Plaza property.

The Partnership believes that its cash reserves are adequate for its needs in fiscal 1999.

Except  as discussed above and in the
consolidated financial
statements, the Managing General Partner is not
aware of any trends or events, commitments or
uncertainties that may have a material impact on
liquidity.
Operations
Fluctuations in the Partnership's operating
results for  the three-month  period ended
January 31, 1999  as  compared  to 1998 were
primarily attributable to the following:
During  the  three  months ended January  31,
1999,  rental income,   property  operating
expenses,  and  general   and administrative
expenses decreased as a result  of  the  1998
sales of the Westwood 10, Carmel Park, and Harborgate properties.


  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

The  gains  on sales of real estate in fiscal
1998  resulted from the  sales  of  the  Carmel
Park  and  Westwood   10
properties.

Interest and other income decreased in fiscal
1999 primarily because the Partnership earned interest in 1998 on the proceeds from the sales of properties until such proceeds were distributed to Limited Partners.

Depreciation and amortization expenses decreased in fiscal 1999 due to the sale of the Harborgate property in July 1998.

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

       (b)  Reports on Form 8-K
           None














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








                            DEAN WITTER REALTY
INCOME PARTNERSHIP I, L.P.
                         By:  Dean Witter Realty
Income Properties I Inc.
                            Managing General
Partner


Date:  March   16, 1999  By:  /s/E. Davisson
Hardman, Jr.
                            E. Davisson Hardman,
                            Jr. President


Date:  March   16, 1999  By:  /s/Charles M.
Charrow
                            Charles M. Charrow
                            Controller
                                (Principal
                     Financial and Accounting
                     Officer)
  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         Quarter Ended January 31, 1999

                  Exhibit Index


Exhibit No.                 Description
27   Financial Data Schedule



                            E1