Form 10-Q
period 1999-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1999-06-10
CIK 726315

12




                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 1999

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

                                  BALANCE SHEETS

                                              April 30,
October 31,
                                                1999       1998
                             ASSETS

Cash and cash equivalents                    $   989,221    $
1,074,634

Real estate:
 Land
2,312,300                                      2,312,300
 Building and improvements                     7,423,181
7,230,844
                                               9,735,481
9,543,144
 Accumulated depreciation                     (2,966,201)
(2,866,051)
                                               6,769,280
6,677,093

Other assets                                      72,934
29,496

                                             $ 7,831,435    $
7,781,223

                LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $   123,403    $
293,750


Partners' capital (deficiency):
 General partners                             (4,418,367)
(4,440,423)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
12,126,399                                    11,927,896

   Total partners' capital                     7,708,032
7,487,473

                                             $ 7,831,435    $
7,781,223





         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        INCOME STATEMENTS

       Three and six months ended April 30, 1999 and 1998
                                        Three months ended
Six months ended
                                             April 30
April 30
1999           1998         1999          1998
Revenues:
  Rental                $         $        $         $
  Gains on sales of     285,757   412,858  518,145   1,197,131
real estate                  -         -        -
  Interest and other                                 9,295,923
                        9,553     7,202    23,674    102,190


                        295,310   420,060  541,819   10,595,24
                                                     4

Expenses:
  Property operating
  Depreciation and      80,313    188,816  157,752   563,531
amortization
  General and           56,882    72,355   104,092   142,624
administrative
                        28,892    97,753   59,416    206,453


                        166,087   358,924  321,260   912,608

Net income              $         $        $         $
                        129,223   61,136   220,559   9,682,636

Net income allocated
to:                     $         $        $         $
  Limited partners      116,301   55,022   198,503   9,643,965
  General partners
                        12,922    6,114    22,056    38,671

                        $         $        $         $
                        129,223   61,136   220,559   9,682,636

Net income per Unit of
limited     partnership $         $        $         $
interest                1.25      0.59     2.14      103.94

        See accompanying notes to  financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 1999

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1998               $ 11,927,896     $(4,440,423)
$  7,487,473

Net income                              198,503
22,056                                  220,559

Partners' capital (deficiency)
 at April 30, 1999                 $ 12,126,399
$(4,418,367)                       $  7,708,032





         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    STATEMENTS OF CASH FLOWS

            Six months ended April 30, 1999 and 1998

                     1999              1998
Cash flows from operating activities:
  Net income                               $          $
  Adjustments to reconcile net income to   220,559    9,682,636
net cash
    provided by operating activities:
      Depreciation and amortization
      Gains on sales of real estate        104,092    142,624
      Increase in other assets                    -
      (Decrease) increase in accounts                 (9,295,923
payable and other                          (47,380)   )
liabilities:
                                                      (583,980)
                                           (170,347)

                                                      247,787

          Net cash provided by operating
activities                                 106,924    193,144

Cash flows from investing activities:
  Additions to real estate
  Proceeds from sales of real estate       (192,337)  (42,912)
                                               -
                                                      26,089,585

          Net cash (used in) provided by
investing activities                       (192,337)  26,046,673

Cash flows used in financing activities:
  Distributions                                -
                                                      (31,865,39
                                                      4)

Decrease in cash and cash equivalents
                                           (85,413)   (5,625,577
Cash and cash equivalents at beginning of             )
period
                                           1,074,634
                                                      5,974,627

Cash and cash equivalents at end of        $          $
period                                     989,221    349,050

Supplemental disclosure of non-cash
investing activities:
  Reclassification of real estate held
for sale:                                  $     -    $
    Decrease in real estate:                     -    2,630,000
      Land                                       -
      Building and improvements                       5,609,260
      Accumulated depreciation
                                                      (4,396,168
                                                      )

  Increase in real estate held for sale    $     -    $
                                                      3,843,092




        See accompanying notes to  financial statements.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Notes to Financial Statements

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

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the 1998 gains on sales of real estate, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 1998. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property in fiscal 1999, and the North Lake Plaza, Carmel Park and Westwood 10 (both sold December 1997) properties in fiscal 1998. The Partnership paid the affiliate management fees of approximately $21,000 and $35,000 for the six months ended April 30, 1999 and 1998, respectively. These amounts are included in property operating expenses.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Notes to Financial Statements


Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the
Partnership. Effective November 1, 1998, the affiliate reduced its fees for these services because of the greatly reduced level of Partnership activity. For the six months ended April 30, 1999 and 1998, the Partnership incurred approximately $51,000 and $89,000, respectively, for these services. These amounts are included in general and administrative expenses.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

As a result of the 1998 property sales, Partnership cash flow from operations decreased during the three- and six-month periods ended April 30, 1999 as compared to 1998.

The Managing General Partner is currently marketing for sale the North Lake Plaza property, with the objective of completing the property sale by the end of fiscal 1999. However, there can be no assurance that this property will be sold.

Currently, the vacancy rate in the retail market in Altamonte Springs, Florida, the location of the North Lake Plaza Shopping Center, is approximately 6%, and market rental rates continue to be stable. During the second fiscal quarter of 1999, occupancy at the property increased from 85% to 91%. Development of nearby office projects and the scheduled expansion of North Lake Boulevard (which borders the shopping center) are anticipated to increase traffic at the property. The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. Home Depot continues to sub-lease its space to Burlington
Coat Factory but remains obligated to pay rent under the lease. The lease of Marshalls Inc., (for approximately 21% of the space) is schedule to expire in 2002.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

During the six months ended April 30, 1999, the North Lake Plaza property generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it.

During   the   six  months  ended  April   30,   1999,   the
Partnership's  capital expenditures exceeded its  cash  flow
from   operations.    This  deficiency   was   funded   from
Partnership cash reserves.

The    capital   expenditures   incurred,   which    totaled
approximately $208,000, were for tenant improvements and leasing commissions at the North Lake Plaza property.

The Partnership did not pay any cash distributions during the six months ended April 30, 1999. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

As of April 30, 1999, the Partnership has commitments to fund approximately $56,000 of capital expenditures at the North Lake Plaza property.

The Partnership believes that its cash reserves are adequate for its needs in fiscal 1999.

Except as discussed above and in the consolidated financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for  the three-  and  six-month  periods  ended  April  30,  1999  as
compared  to  1998  were  primarily  attributable   to   the
following:

In 1999, rental income, property operating expenses, and general and administrative expenses decreased as a result of the fiscal 1998 sales of the Westwood 10 (December 1997), Carmel Park (December 1997), and Harborgate (July 1998) properties.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

The  gains  on sales of real estate in fiscal 1998  resulted
from   the  sales  of  the  Carmel  Park  and  Westwood   10
properties.

Interest and other income decreased during the six-months ended April 30, 1999 primarily because the Partnership earned interest in 1998 on the proceeds from the sales of properties until such proceeds were distributed to Limited Partners.

Depreciation  and amortization expenses decreased  in   1999
due to the sale of the Harborgate property in July 1998.

There were no other individually significant factors which caused changes in revenues and expenses.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I, Inc.
                            Managing General Partner


Date:  June    10, 1999  By:  /s/E.Davisson Hardman Jr.
E. Davisson Hardman, Jr.
                             President


Date:  June    10, 1999  By:
/s/Charles M. Charrow
Charles M. Charrow
                             Controller
                                   (Principal Financial and
                     Accounting Officer)

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Quarter Ended April 30, 1999

                        Exhibit Index


Exhibit No.                 Description
 27   Financial Data Schedule































                             E1