Form 10-Q
period 1999-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 1999-09-13
CIK 726315

               UNITED
               STATES
               SECURITIES
               AND
               EXCHANGE
               COMMISSION
                     Wash
                     ingt
                     on,
                     D.C.
                     2054
                     9

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT
TO SECTION
13 OR 15(d)
OF
               THE SECURITIES EXCHANGE
         ACT OF 1934 For the period ended
         July 31, 1999

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

BALANCE SHEETS
                                              July 31, October
31,
                                                1999 1998
                 ASSETS

Cash and cash equivalents                    $
1,171,911    $
1,074,634

Real estate:
 Land
2,312,300
2,312,300
 Building and improvements
7,454,594
7,230,844

9,766,894 9,543,144
        Accumulated depreciation
               (3,020,185)
(2,866,051)

6,746,709 6,677,093

Other assets
118,467
29,496

                                             $ 8,037,087    $
7,781,223

    LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $
168,957    $
293,750


Partners' capital (deficiency):
            General partners
               (4,402,357)
(4,440,423)
   Limited partners ($1,000 per Unit,
              92,780 Units
issued) 12,270,487
11,927,896

   Total partners' capital
7,868,130
7,487,473

                                             $ 8,037,087    $
7,781,223





   See accompanying notes to financial
               statements.

 DEAN WITTER REALTY INCOME PARTNERSHIP
                I, L.P.

           INCOME STATEMENTS

Three and nine months ended July 31,
1999 and 1998

Three months ended
Nine months ended
                                             July 31,
July 31,
1999           1998         1999
1998
Revenues:
  Rental                $         $        $
$
  Gains on sales of     291,690   286,836  809,835
1,483,967
real estate                  -                  -
  Interest and other              3,503,1
12,799,11
                        10,754    89       34,428    2

135,459 33,269


                        302,444   3,823,2  844,263
14,418,53
                                  94                 8

Expenses:
  Property operating
  Depreciation and      57,017    136,719  214,769   700,250
amortization
  General and           58,035    49,122   162,127   191,746
administrative
                        27,294    83,576   86,710    290,029


                        142,346   269,417  463,606   1,182,025

Net income              $         $3,553,  $         $13,236,5
                        160,098   877      380,657   13

Net income allocated
to:                     $         $3,548,  $         $13,192,7
  Limited partners      144,088   808      342,591   73
  General partners
                        16,010    5,069    38,066    43,740

                        $         $3,553,  $         $13,236,5
                        160,098   877      380,657   13

Net income per Unit of
limited     partnership $         $        $
$
interest                1.55      38.25    3.69
142.19

  See accompanying notes to  financial statements.

    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

           STATEMENT OF PARTNERS' CAPITAL

           Nine months ended July 31,
1999

Limited General

Partners Partners
Total
Partners' capital (deficiency)
   at November 1, 1998
$ 11,927,896
                    $(4,440,423)
$  7,487,473

Net income
342,591
38,066
380,657

Partners' capital (deficiency)
 at July 31, 1999
$ 12,270,487
$(4,402,357)
$  7,868,130




         See accompanying notes to
financial statements.

      DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                    STATEMENTS OF
CASH FLOWS
            Nine months ended July 31, 1999
and 1998
                     1999              1998
Cash flows from operating activities:
  Net income                               $          $
  Adjustments to reconcile net income to   380,657    13,236,513
net cash
    Provided by operating activities:
      Depreciation and amortization
      Gains on sales of real estate        162,127    191,746
      Increase in other assets                    -
      Decrease in accounts payable and
(12,799,11
other liabilities                          (96,964)   2)
                                                      (117,39
                                                      6)
                                                      (124,79
                                                      3)
                                                      (370,03
                                                      2)
          Net cash provided by operating
activities                                 321,027    141,719

Cash flows from investing activities:
  Additions to real estate
  Proceeds from sales of real estate       (223,750)
(554,560)
                                               -
                                               34,22
                                               0,999

          Net cash (used in) provided by
investing activities                       (223,750)
33,666,439
Cash flows used in financing activities:
  Distributions
  (
                                                      3
                                                      8
                                                      ,
                                                      9
                                                      1
                                                      1
                                                      ,
                                                      1
                                                      0
                                                      8
                                                      )

Increase (decrease) in cash and cash
equivalents                                97,277     (5,102,950
                                                      )
Cash and cash equivalents at beginning of
period
1,074,634
                                                      5,974,627

Cash and cash equivalents at end of        $          $
period
1,171,911  871,677



        See accompanying notes to  financial

statements.

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

2. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property in fiscal 1999, and the North Lake Plaza, Carmel Park and Westwood 10 (both sold December 1997) properties in fiscal 1998. The
Partnership paid the affiliate  management fees   of
approximately $32,500 and $43,000 for the nine months ended July 31, 1999 and 1998, respectively. These amounts are included in property operating expenses.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  Notes to Financial Statements


Another  affiliate of the Managing General Partner  performs
administrative   functions,
processes   certain   investor transactions              and
prepares  tax information   for
the
Partnership.   Effective  November 1,  1998,
the  affiliate
reduced  its fees for these services because of
the  greatly reduced level of Partnership
activity.  For the nine  months ended  July  31,
1999  and 1998, the  Partnership  incurred
approximately $55,000 and $126,000,
respectively, for  these services.   These
amounts  are  included  in  general
and administrative expenses.

  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS
Liquidity and Capital Resources
The  Partnership  raised $92,780,000
in  a public  offering which  was
terminated in 1984. The Partnership
has no plans to raise additional
capital.
The Managing General Partner is
currently marketing for sale the
North  Lake  Plaza property,  with
the  objective  of completing the
property sale by December 31, 1999.
However, there can be no assurance that this property will be sold.

Altamonte  Springs, Florida, the location of the
North  Lake Plaza  Shopping  Center,  has a
steady  retail  market  with stable  market
rental rates. During the third fiscal quarter of
1999,  occupancy  at  the  property  remained
at  91%. Development  of  nearby office projects
and  the  scheduled expansion  of  North  Lake
Boulevard  (which  borders
the shopping center) are anticipated to increase
traffic at  the property.   The lease for Home Depot (for
approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which sub-leases all the space leased to Home Depot, has announced that it will vacate the space in September 1999; however, Home Depot remains obligated to pay rent under its lease. As a result, the Managing General Partner believes that this vacancy will not adversely affect its ability to sell the property.
The Managing  General  Partner is working  with
Home Depot to identify a suitable new sub-tenant for this space.
The lease  of  Marshalls  Inc., (for
approximately
21%  of  the space) is schedule to
expire in 2002.

During  the nine months ended July
31, 1999, the North  Lake Plaza
property generated positive cash
flow from operations, and it is
anticipated that the property will
continue to  do so during the period
the Partnership continues to own it.

During   the   nine  months  ended
July   31, 1999,  the
Partnership's  cash flow from
operations of the North  Lake Plaza
property  also  exceeded  the
Partnership's  capital expenditures
(which totaled  approximately
$263,000)  for tenant improvements
and leasing commissions at the
property.

      DEAN WITTER REALTY INCOME
         PARTNERSHIP I, L.P.


The Partnership did not pay any cash
distributions during the n ine  months
ended  July 31, 1999. Generally,
future  cash distributions will be paid
from proceeds received  from  the sale
of the North Lake Plaza property and
cash reserves.

The Partnership believes that its cash
reserves are adequate
for its needs in fiscal 1999 and 2000.

Except  as  discussed above and in the
financial statements,
the  Managing General Partner is not
aware of
any trends  or events,  commitments  or
uncertainties  that  may  have   a
material
impact on liquidity.
Operations
Fluctuations in the Partnership's operating
results for  the three-  and  nine-month
periods  ended  July  31,  1999  as compared  to
1998  were  primarily  attributable   to
the following:

In 1999, rental income, property operating expenses, and general and administrative expenses decreased as a result of the fiscal 1998 sales of the Westwood 10 (December 1997), Carmel
Park  (December  1997), and
Harborgate (July  1998) properties.

The  gains  on sales of real estate
in fiscal 1998  resulted from  the
sales  of  the  Carmel Park,
Westwood  10,  and Harborgate
properties.

Interest  and  other income
decreased during the nine-month
period ended July 31, 1999 primarily
because the Partnership earned
interest  in 1998 on the proceeds
from the sales  of the Carmel  Park
and  Westwood 10  properties
until  such proceeds were
distributed to Limited Partners.

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


                            DEAN
WITTER REALTY INCOME PARTNERSHIP I,
L.P.
                         By:  Dean
Witter Realty Income Properties I,
Inc.
                            Managing
General Partner


Date:  September 13, 1999   By:
/s/E.Davisson
Hardman Jr.
E. Davisson Hardman, Jr.

President
Date:  September 13, 1999   By:
/s/Charles M. Charrow
Charles M. Charrow
                             Control


                                   l


                                   e


                                   r


                                   (


                                   P


                                   r


                                   i


                                   n


                                   c


                                   i


                                   p


                                   a


                                   l


                     Financial and


                     Accounting


                     Officer)

        DEAN WITTER REALTY INCOME
PARTNERSHIP



                 I, L.P. Quarter
Ended July 31,



                 1999


Exhibit Index Exhibit No.
Description
 27   Financial Data
Schedule










E
1