Form 10-K
period 1999-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2000-01-26
CIK 726315

                        UNITED STATES
             SECURITIES AND EXCHANGE
                   COMMISSION Washington,
                   D.C. 20549

                          FORM 10-K
    [X]  ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF
1934
   For the fiscal year ended October 31, 1999

                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from
_______to _______

               Commission File Number 0-13260

        DEAN WITTER REALTY INCOME PARTNERSHIP
   I, L.P. (Exact name of registrant as
   specified in its charter)

     Delaware                        13-
3174553
(State  organization)          (IRS Employer
Identification
No.)

  2  World Trade Center, New York, NY
10048
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area

code (212) 3921054

Securities registered pursuant to Section 12(b)

of the Act:









Title  of  each  class    Name of  each  exchange
on  which
registered
       None                               None

Securities registered pursuant to Section 12(g) of the Act:

            Units of Limited Partnership Interest
                (Title of Class)

Indicate by check-mark whether the registrant
(1) has  filed all    reports required to be
filed by Section 13 or 15(d)  of
the Securities Exchange Act of 1934 during the
preceding  12 months    (or for such shorter
period that the registrant  was
required to file such reports), and (2) has been
subject  to such      filing  requirements for
the past 90 days.   Yes     X
No

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

 The  Managing  General Partner of the
Partnership  is
 Dean  Witter  Realty  Income Properties  I
Inc.  (the
 "Managing  General  Partner"), a Delaware
corporation
 which  is  wholly  owned by Dean  Witter
Realty  Inc.
 ("Realty").  The  Associate General
Partner  is  Dean
 Witter   Realty  Income  Associates   I,
L.P.   (the
 "Associate  General  Partner"),  a
Delaware   limited
 partnership,  the  general partner of
which  is  Dean
 Witter Realty Income Associates I Inc., a
wholly-owned
 subsidiary  of  the  Managing  General
Partner.  The
 Managing  General  Partner manages  and
controls  all
 aspects of the business of the
Partnership. The  terms
 of   transactions  between  the
Partnership  and  its
 affiliates are set forth below in footnote
8  to  the
Financial Statements in Item 8 and in Item
                 13 below.

 The   Partnership  issued  92,780  units
of   limited
 partnership interest (the "Units") with
gross proceeds
 from  the  offering of $92,780,000. The
offering  has
  been terminated and no additional Units
               will be sold.

 The  proceeds  from  the offering were
used  to  make
 equity  investments  in  four office
properties,  two
 office/research  and development
properties  and  one
 retail  property,  all of which were
acquired  without
 mortgage  debt.  Except  for  the  North
Lake   Plaza
 property (which is described in Item 2
below), all  of
 the Partnership's properties were sold to unaffiliated
 purchasers prior to October 31, 1998.

 The Partnership is currently working on an
arrangement
 with  the City of Altamonte Springs, FL.,
the location
 of   the  North  Lake  Plaza  property,
whereby   the
 Partnership and the city will jointly offer their
 properties for sale.  See Item 7.

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

 ITEM 2.  PROPERTY

 The Partnership's principal offices are
located at Two
 World  Trade  Center, New York, New York
10048.   The
 Partnership has no other offices.

 As of October 31, 1999, the Partnership
owned directly
 the  North  Lake  Plaza property,  a
shopping  center
 located in Altamonte Springs, FL.  The
acquisition was
 completed   in   1986  for  a  cost  of
approximately
 $10,110,000.  The property has a net
rentable area  of
 137,000  square  feet,  and  was  built
with  on-site
 parking facilities.

 Generally,  the  leases  pertaining  to
the  property
 provide for pass-throughs to the tenants
of their pro-
 rata  share  of  certain operating
expenses.   In  the
 opinion of the Managing General Partner, the property
 is adequately covered by insurance.

 An  affiliate  of  the Partnership  was
the  property
 manager  for  the  North Lake Plaza
property  through
 December 31, 1999.

 Further  information  relating  to  the
Partnership's
 properties is included in Item 7 and
Footnotes 4, 5, 6
and 7 to the Financial Statements in Item 8
                  below.

 ITEM 3.  LEGAL PROCEEDINGS

 None.

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

As of January 19, 2000, there were 13,093 holders of limited partnership interests.

The   Partnership   is  a  limited
partnership   and, accordingly, does not
pay dividends. It does,  however, make
distributions of cash to its partners.
Pursuant to the  partnership  agreement,
distributable  cash,   as defined, is paid
90% to the Limited Partners and 10% to
the general partners (the "General
Partners").
The  Partnership did not pay cash
distributions  during the  year  ended
October 31, 1999. For the  year  ended
October   31,   1998,   the   Partnership
paid   cash distributions  aggregating
$418.03 per Unit  (including $405.78  per
Unit from proceeds from the sales  of  the
Arlington  Business  Center,  Carmel  Park
I  and  II, Westwood  10 and Harborgate
properties, which was  paid 100% to the
Limited Partners).  The total distributions
aggregated $38,911,108 with $38,784,823
distributed  to the  Limited  Partners  and
$126,285  to  the  General Partners.
The   Partnership   has  not  made
distributions   of distributable cash since
the fiscal 1998 first  quarter distribution
(paid  February  1998),  and   does                 not
anticipate making regular distributions to its partners in the future. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

Sale proceeds are distributed, to the
extent available, first, to each Limited
Partner, until there has been  a return  of
the Limited Partner's capital  contribution
plus cumulative distributions of
distributable cash and sale  proceeds in an
amount sufficient to provide a  9%
cumulative  annual  return  on  the
Limited  Partner's adjusted   capital
contribution.    Thereafter,                        any
remaining sale proceeds will be distributed
85% to the Limited Partners and 15% to the General Partners after the Managing
General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable  income  generally is  allocated
in  the  same proportions as distributions
of distributable  cash  or sale proceeds
(except that the General Partners must be
allocated at least 1% of taxable income
from sales). In the  event  there  is  no
distributable  cash  or  sale proceeds,
taxable income will  be allocated 90% to
the Limited Partners and 10% to the General
Partners.                                           Any
tax  loss will be allocated 90% to the



Limited Partners and 10% to the General



Partners.

ITEM 6.  SELECTED FINANCIAL DATA
The   following  sets  forth  a  summary  of
selected financial data for the Partnership:
                       For the years ended
October 31,
                                                        1995 1999
               19981    19972    19963
Total          $        $14,765  $10,453,  $         $
revenues       1,131,3  ,035     915
8,493,73  8,000,5
               37                          7         66
Net income     $        $13,380  $
$(5,607,  $
(loss)         478,655  ,578     5,854,20  581)4     1,535,1
                                 8                   37

Net income
(loss)
  Per Unit of
  Limited      $        $        $         $         $
partnership    4.64     143.68   60.72
(53.66)        14.89
  Interest

Cash
distributions
  Paid per
Unit
  Of limited   $     -  $        $         $         $
  Partnership           418.03   144.61    42.28     18.75
  Interest5,6

Total assets
at             $        $        $33,613,
$43,069,  $58,295
  October 31   8,174,5  7,781,2  496       014       ,735
               90       23

1. Revenues and net income include gains of $12.9 million on the sales of the Carmel Park
  I and II,  Westwood 10 and Harborgate
  properties.

2. Revenues and net income include gains of $3.7 million on the sales of the Century
  Square and Arlington  Business Center
  properties.


3. Revenues and net income include a gain of $0.7 million on the sale of the 1718
  Connecticut Avenue property.

4. Includes a $8.5 million loss on impairment recorded for the Westwood 10, 1718 Connecticut
  Avenue, Northlake Plaza and Carmel Park I and
  II properties.


5.   Distributions paid to Limited Partners in
  1998 include a return of capital of $351.10
  per Unit,     calculated as the excess of cash
  distributed per Unit over accumulated earnings
  per  Unit not previously distributed.   All
  distributions paid to Limited Partners  in
  1995-1997 represent returns of capital.


6.   Includes distributions of proceeds from
  sales of real estate of $405.78, $110.05, and $12.28 in 1998, 1997 and 1996, respectively.


The above financial data should be read in conjunction with the Financial Statements and the related notes in Item 8.

ITEM   7.  MANAGEMENT'S  DISCUSSION  AND
ANALYSIS   OF
FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS
Liquidity and Capital Resources
The Partnership raised $92,780,000 in a
public offering which  was terminated in
1984. The Partnership  has  no plans to
raise additional capital.
The  Partnership purchased six properties
and made  one investment  in the
Partnership which owned the  Century Square
property on an all-cash basis. The
Partnership's acquisition program has been
completed.  No  additional investments are
planned.
The  1718 Connecticut property was sold in
fiscal 1996. The   Century  Square  and
Arlington Business Center properties were sold in fiscal 1997. The Carmel Park I and
II,  Westwood 10, and Harborgate
properties  were sold  in  fiscal  1998.
See Notes  5  and  6  to  the Financial
Statements in Item 8. The Partnership's
sole remaining  property  is the North Lake
Plaza  Shopping Center.
The North Lake Plaza property is located in the city of Altamonte Springs, FL. Due to changes in the city's zoning code, the property has become "non-conforming".
Although it can still be occupied and used, the Managing General Partner believes that the property can not currently be sold at a price which reflects its full value. The
Partnership is currently working on an
arrangement with the city, whereby the
city would offer the North Lake Plaza property and an adjacent property owned by the city for sale as part of a redevelopment plan, which would allow higher density development than currently exists. Under the plan, the city would have sole authority to market the North
Lake Plaza  property for sale, but the
Partnership would be able to refuse to sell North Lake Plaza if the sale price is not acceptable to it.
The Managing General Partner has hired a real estate appraiser to determine the market value which reflects North Lake
Plaza's highest and best use.  The Managing
General Partner will use this valuation to determine its minimum acceptance price. The Managing General Partner believes that the minimum acceptance price will be greater than the property's carrying value. However, there can be no assurance that an acceptable price will be realized and the property sold through the above-described plan.

The retail market in Altamonte Springs is
improving and currently has  stable market
rental rates. During 1999, average
occupancy  at the property  was
approximately 87%,  and,  at  October  31,
1999,  occupancy  at  the property  was 89%
(an increase of 5% from  October  31,
1998). The lease for Home Depot (for
approximately  50% of  the  property's
space) is scheduled  to  expire  in
2003.   The  Burlington Coat Factory, which
sub-leased all  the space leased to Home
Depot, vacated the  space in October 1999;
however, Home Depot remains obligated, and
continues  to  pay rent under  its  lease.
As  a result, the Managing General Partner
believes that this vacancy  will not
adversely affect its ability to  sell the
property.  The  lease  of  Marshalls  Inc.,
(for approximately 21% of the space) is
scheduled to  expire in  2002.   The
property is leased to 10 other tenants; no         other  tenant
occupies  more  than  10%  of                       the
property's space.

During the year ended October 31, 1999, the
North  Lake Plaza  property  generated
positive  cash  flow                               from
operations,  and  it is anticipated that
the  property will   continue  to  do  so
during  the   period                                the
Partnership  continues  to own it.   The
Partnership's cash  flow  from  North Lake
Plaza  also  exceeded  the Partnership's
capital  expenditures  (which   totaled
approximately  $263,000)  for tenant
improvements and leasing commissions at the property.

Generally, future cash distributions will
be paid  from proceeds received from the
sale of the North Lake Plaza property  and
cash  reserves (including  approximately
$1,000,000 of undistributed proceeds from
the  sale  of the Harborgate property).
During the year ended October 31,   1999,
the   Partnership  did   not   pay                 cash
distributions.

The Partnership believes that its cash reserves are adequate for its needs in fiscal 2000.

Except   as   discussed  above  and  in
the  financial statements, the Managing
General Partner is  not  aware of  any
trends or events, commitments or
uncertainties that may have a material
impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 1999 compared to 1998 and the year ended
October 31, 1998 compared to 1997  were
primarily attributable to the following:

In  1999,  rental income, property
operating  expenses, and general and
administrative expenses decreased as  a
result of the fiscal 1998 sales of the
Westwood 10  and Carmel  Park  properties
in  December  1997  and                             the
Harborgate property in July 1998.

In 1998, rental income, property operating expenses and depreciation and amortization expenses decreased as a result of the sales of the Arlington Business Center
(sold  in October 1997), Westwood 10,
Carmel Park,  and Harborgate properties.

The gains on sales of real estate in fiscal 1998 resulted from the sales of the Carmel Park, Harborgate and Westwood
10 properties. In 1997, the gain on sale of real estate resulted from the sale of the Arlington Business Center property.
See Note 5 to the  Financial Statements.

Equity in earnings of joint venture in 1997 included the Partnership's share
(approximately $2.2 million) of the gain from the sale of the Century Square office building. Because of the sale, there was no equity in earnings of joint venture in 1999 and 1998. See Note 6 to the Financial Statements.

Interest and other income decreased in 1999 compared to 1998 and 1997 primarily because the Partnership earned interest in 1998 and 1997 on proceeds from the sales of properties until such proceeds were distributed to Limited Partners.

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

ITEM 8.  FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA



 DEAN WITTER REALTY INCOME PARTNERSHIP I,
                   L.P.


                   INDEX


Page

(b)  Financial Statements

Independent Auditors' Report
Balance Sheets at October 31, 1999 and 1998
Income Statements for the years
  ended October 31, 1999, 1998
  and 1997
Statements of Partners' Capital
  for the years ended October 31,
  1999, 1998 and 1997
Statements of Cash Flows for the
  years ended October 31, 1999,
  1998 and 1997
Notes to Financial Statements




(b) Financial statement schedule

Real Estate and Accumulated Depreciation
III






_____________
All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report
To The Partners of
Dean Witter Realty Income Partnership I,
L.P.:


We have audited the accompanying balance
sheets of Dean Witter   Realty  Income
Partnership            I,   L.P.   (the
"Partnership") as of October 31, 1999 and
1998, and the related  statements of income,
partners'  capital,  and cash  flows  for
each of the three years in the  period ended
October 31,        1999.  Our audits also
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

In  our  opinion,  such  financial
statements  present fairly,   in  all
material  respects,  the   financial
position  of  Dean Witter Realty Income
Partnership  I, L.P.  as  of October 31,
1999 and 1998, and the results of  its
operations and its cash flows for each of
the three  years  in the period ended
October 31,  1999  in conformity    with
generally   accepted    accounting
principles.   Also,  in  our  opinion,  such
financial statement schedule, when
considered in relation to  the basic
financial statements taken as a whole,
presents fairly in all material respects the information set forth therein.


/s/Deloitte  & Touche LLP

DELOITTE & TOUCHE LLP
New York, New York
January  14, 2000

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                       BALANCE SHEETS
October
31,

1999 1998
                           ASSETS

 Cash and cash equivalents     $ 1,355,995
                $1,074,634
  Real estate:
    Land
2,312,300
2,312,300
     Building and improvements                     7,454,594
7,230,844
                                   9,766,894       9,543,144
         Accumulated      depreciation           (3,071,562)
(2,866,051)
                                   6,695,332       6,677,093

  Other assets                       123,263       29,496

                                           $       8,174,590
                              $7,781,223

              LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable and other liabilities  $          208,462
$  293,750

  Partners' capital (deficiency)
    General partners                             (4,392,557)
(4,440,423)
    Limited partners ($1,000 per Unit,
       92,780 Units issued                        12,358,685
11,927,896

   Total partners' capital                         7,966,128
7,487,473

                                                  $8,174,590
$7,781,223



             See accompanying notes to financial statements.





        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                      INCOME STATEMENTS

     For the years ended October 31, 1999, 1998 and 1997


                                                        1999
1998         1997
Revenues:
    Rental                                                 $
1,060,291 $ 1,738,413       $  6,325,230
   Gains   on   sales  of   real   estate                  -
12,878,953                  1,470,551
   Interest   and   other              71,046        147,669
174,649
Equity in earnings of joint venture                       -        -
                              2,483,485

                                  1,131,337       14,765,035
10,453,915

Expenses:
    Property   operating              320,502        742,794
2,851,534
    Depreciation   and   amortization                216,168
234,547   1,336,212
    General   and   administrative                   116,012
407,116     411,961

                                    652,682        1,384,457
4,599,707

Net income                                                $   478,655
$13,380,578    $
5,854,208

Net income allocated to:
   Limited  partners           $    430,789   $13,330,415  $
5,633,960
    General   partners                 47,866         50,163
220,248
                             $     478,655   $13,380,578   $
5,854,208

Net income per Unit of
 limited partnership interest           $      4.64        $
143.68 $     60.72


       See accompanying notes to financial statements.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

         STATEMENTS OF PARTNERS' CAPITAL

     For the years ended October 31, 1999, 1998

and 1997

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
33,018,003

Net income
13,330,415
50,163 13,380,578

Distributions
(38,784,823)                  (126,285) (38,911,108)

Partners' capital (deficiency)
 at October 31, 1998        11,927,896   (4,440,423)        7,487,473

Net income
430,789
47,866    478,655
Partners' capital (deficiency) at
    October 31, 1999       $12,358,685         $(4,392,557)$


7,966,128


       See accompanying notes to financial statements.

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
            STATEMENTS OF CASH FLOWS
     For the years ended October 31, 1999, 1998
and 1997
                                                        1999 1998
1997
Cash flows from operating activities:
  Net income                                               $   478,655
                            $13,380,578    $
5,854,208
   Adjustments to reconcile net income
    to net cash provided by operating activities:
     Gains  on  sales of real estate       -    (12,878,953)
(1,470,551)
        Depreciation     and    amortization         216,168
234,547      1,336,212
      Equity  in  earnings  of  joint  venture             -
-         (2,483,485)
       Increases    in    other   assets           (104,424)
(27,004)      (505,989)
     Decreases  in  accounts payable and  other  liabilities
(85,288)    (169,665)        (2,124)

         Net   cash   provided   by   operating   activities
505,111      539,503      2,728,271

Cash flows from investing activities:
    Additions    to    real   estate               (223,750)
(639,228)      (146,509)
  Proceeds  from  sales  of  real  estate                  -
34,110,840      4,538,453
   Distributions  from  joint  venture         -           -
10,912,889
     Investments    in    joint     venture                -
-             (5,559)
      Net cash (used in)
                 provided     by    investing     activities
(223,750)  33,471,612      15,299,274

Cash flows from financing activities:
  Cash  distributions                      -    (38,911,108)
(13,773,673)
     Decrease in deferred distributions                 -          -
                               (1,233,837)

       Net  cash  used  in  financing  activities          -
(38,911,108)   (15,007,510)

Increase   (decrease)   in   cash   and   cash   equivalents
281,361                            (4,899,993)     3,020,035

Cash   and   cash   equivalents   at   beginning   of   year
1,074,634   5,974,627      2,954,592

Cash and cash equivalents at end of year     $ 1,355,995$ 1,074,634
$  5,974,627

Supplemental disclosure of non-cash investing activities:
Reclassification of real estate held for
                  sale:
    Decrease  in real estate  at
cost
     Land                               $     $            $
                                  -        -        3,144,90
                                                    0 Building and
improvements                      -        -        25,116,7
                                                    82 Accumulated
    depreciation
                                  -        -        (12,500,
                                                    443)

Increase in real estate held for        $
$         $ sale                                                      -
- 15,761,2
                                                    39


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

The  Partnership  expects to sell  its
remaining  real estate  investment  in
fiscal 2000.   Pursuant  to  the
Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership.
Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

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

The  Partnership's 25% interest in the
Century Square property was accounted for on the equity method until the sale of the property in fiscal 1997.

Cash and cash equivalents consist of cash and highly liquid investments with maturities, when purchased, of three months or less.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                Notes to Financial
Statements
The carrying value of real estate includes
the purchase price paid by the Partnership
and acquisition fees  and expenses.  Costs
of improvements to the properties  are
capitalized, and repairs are expensed.
Depreciation  is recorded  on the straight-
line method.  The Partnership stops
recording depreciation on a property when
it  is reclassified as real estate held for
sale.
At  least  annually,  and more often  if
circumstances dictate,  the  Partnership
evaluates the recoverability of  the  net
carrying value of its real estate and  any
related  assets.   As  part  of  this
evaluation,  the Partnership assesses,
among other things, whether there has been
a significant decrease in the market value
of any  of  its  properties.  If events  or
circumstances indicate that the net
carrying value of a property  may not  be
recoverable, the expected future net cash
flows from  the  property  are  estimated
for  a  period  of approximately  five
years (or a shorter period  if  the
Partnership  expects that the property may
be  disposed of  sooner), along with
estimated sales proceeds at the end  of
the  period.   If the total  of  these
future undiscounted  cash  flows were less
than  the  carrying amount  of the
property, the property would be  written
down  to  its fair value as determined (in
some  cases with the assistance of outside
real estate consultants) based
on  discounted  cash  flows,  and  a  loss           on
impairment recognized by a charge to
earnings.
Because  the determination of fair value is
based  upon projections of future economic
events such as  property occupancy rates,
rental rates, operating cost inflation and
market  capitalization rates which are
inherently subjective,   the   amounts
ultimately   realized                                at
disposition may differ materially from the
net carrying value  as of October 31, 1999.
The cash flows  used  to evaluate  the
recoverability of the properties  and  to
determine  fair value are based on good
faith estimates and  assumptions  developed
by  the  Managing  General Partner.
Unanticipated events and  circumstances
may occur       and   some  assumptions
may  not  materialize;
therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                Notes to Financial
Statements
Deferred  leasing  commissions are
amortized  over  the applicable lease
terms.
Rental income  is accrued on a straight-
line basis over the  terms of the leases.
Accruals in excess of amounts payable  by
tenants pursuant to their leases (resulting
from  rent  concessions  or  rents  which
periodically increase  over  the term of a
lease)  are  recorded  as receivables and
included in other assets.
Net  income per Unit amounts are calculated
by dividing net   income                            allocated  to
Limited   Partners,                                  in
accordance  with  the  Partnership
Agreement, by the weighted average number of Units outstanding.

No  provision  for income taxes has been
made  in  the financial  statements,  since
the  liability  for  such taxes                     is  that  of  the
partners  rather  than                              the
Partnership.

For   income  tax  purposes,  Partnership
results  are reported   for  the  calendar
year.   The   accounting policies  used for
tax reporting purposes  differ  from those
used  for  financial reporting as  follows:
(a) depreciation  is calculated using
accelerated  methods, (b)  rental  income
is recognized based on the  payment terms
in the applicable leases, and (c)
writedowns  for impairment  of  real
estate are  not  deductible.                         In
addition,  offering costs are treated
differently  for tax and financial
reporting purposes. The tax basis  of the
Partnership's   assets   and   liabilities           is
approximately $6.8 million higher than the amounts reported for financial statement purposes.

The  implementation in 1999 of Statements
of  Financial Accounting  Standards
Statement  No.  130,  "Reporting
Comprehensive   Income"   and   Statement
No.    131,
"Disclosures  about  Segments  of  an
Enterprise      and
Related  Information", effective for the
Partnership's 1999  year-end financial
statements, did not have any impact on the Partnership's financial statements.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                Notes to Financial
Statements
3.  Partnership Agreement
The  Partnership Agreement provides that
distributable cash,  as  defined,  will be
paid 90%  to  the  Limited Partners and 10%
to the General Partners.
Sale  proceeds  will  be  distributed,  to
the  extent available, first, to each
Limited Partner, until  there has  been  a
return  of the Limited Partner's  capital
contribution    plus   cumulative
distributions    of
distributable  cash  and sale  proceeds  in
an  amount sufficient to provide a 9%
cumulative annual return  on the  Limited
Partner's adjusted capital  contribution.
Thereafter,  any  remaining  sale  proceeds
will   be distributed 85% to the Limited
Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment.

Taxable  income  generally is  allocated
in  the  same proportions as distributions
of distributable  cash  or sale proceeds
(except that the General Partners must be
allocated at least 1% of taxable income
from sales). In the  event  there  is  no
distributable  cash  or  sale proceeds,
taxable income will be allocated 90%  to
the Limited Partners and 10% to the General
Partners.   Any tax  loss will be allocated
90% to the Limited Partners and 10% to the General Partners.

No  distributions  were paid to  the
Limited  Partners during  the year ended
October 31, 1999.  Distributions paid  to
the  Limited Partners during the  year
ended October   31,  1998  included  a
return  of   capital, determined  as cash
distributed per Unit in  excess  of
accumulated   earnings   per   Unit   not
previously
distributed, of $351.10 per Unit. All distributions paid to Limited Partners during the year ended October 31, 1997 were a return of capital.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                Notes to Financial
Statements


4.   Real Estate Investments

The  location,  years of acquisition and
net  carrying value  of  the  Partnership's
sole  property  are   as follows:
                           Net Carrying
Value
                            Year  of
at  October
31_______
                         Acquisition
1999
1998
North Lake Plaza,
      Altamonte     Springs,     FL
1984,     1986
$6,695,332              $6,677,093
The North Lake Plaza property is located in the city of Altamonte Springs, FL. Due to changes in the city's zoning code, the property has become "non-conforming".
Although it can still be occupied and used, the Managing General Partner believes that the property can not currently be sold at a price which reflects its full value. The Partnership is currently working on an arrangement with the city, whereby the city would offer the North Lake Plaza property and an adjacent property owned by the city for sale as part of a redevelopment plan, which would allow higher density development than currently exists. Under the plan, the city would have sole authority to market the North Lake Plaza property for sale, but the Partnership would be able to refuse to sell North Lake Plaza if the sale price is not acceptable to it.
The  Managing General Partner has hired a

real  estate appraiser to determine the

market value which  reflects North  Lake

Plaza's highest and best use.  The Managing

General  Partner will use this valuation

to  determine its  minimum  acceptance

price.  The  Managing  General Partner

believes that the minimum acceptance price

will be   greater   than  the  property's

carrying   value. However,  there can be no

assurance that an  acceptable price  will

be realized and the property sold  through

the above-described plan.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                Notes to Financial
Statements
5.  Sales of Real Estate
________________($000)________________
                          Date  of
Negotiated    Net Proceeds
   Property                Sale         Sale Price
from the
Sale  Gain on Sale
Fiscal 1998 Sales:

       Carmel   Park  I  &  II        12/8/97
                       $17,675
$17,159      $ 6,234
    Westwood   10               12/23/97
9,400
8,906        3,097
    Harborgate                  7/10/98
_8,500
8,046        3,548
                                    $35,575
$34,111 $12,879
Fiscal 1997 Sale:

Arlington Business Center 10/10/97    $ 5,200
$  4,538
$ 1,471


All of the properties were sold to unaffiliated buyers.

The net proceeds from the sale are net of closing costs.

As of October 31, 1999, all of the net sales proceeds were distributed except for approximately $1,000,000 from the sale of the Harborgate property, which was added to the Partnership's cash reserves.

In accordance with the Partnership Agreement, all of the distributed net sales proceeds were paid 100% to the Limited Partners, and all gains from property sales were allocated 100% to the Limited Partners.

6.   Investment in Joint Venture

Century Square, Pasadena, California

In 1985, the Partnership purchased a 25% general partnership interest in the partnership (the
"Joint Venture") which owned the property, an office building. An affiliate of the Partnership, Dean Witter Realty Income
Partnership II, L.P., purchased  the  remaining
75% general partnership interest. Cash flow and profits and losses were allocated to the Partnership and the affiliate according to their interests in the Joint Venture.

[CAPTION]

        DEAN WITTER REALTY INCOME PARTNERSHIP I,
L.P.
          Notes to Financial Statements

On April 10, 1997, the Joint Venture sold the
property to an unaffiliated  party for
approximately $41.5  million  ($40.8 million,
net of closing costs). The Partnership's share
of the  net  sales  proceeds was approximately
$10.2  million, which    was   paid  100%  to
the  Limited  Partners.    The
Partnership's share of the gain on sale was approximately $2.2 million, which was included in equity in earnings of joint venture and allocated 100% to the Limited Partners in accordance with the Partnership Agreement.

7.  Leases

Minimum  future rental income under
noncancellable operating leases  at          the
North Lake Plaza property as of October  31,
1999 is as follows:

          Year ending October 31:
           2000            $  850,558
          2001               799,276
          2002               648,732
          2003               267,405
            2004                20,125
            Total           $2,586,096

The  Partnership  has  determined that  all  the
property's leases  are  operating leases.  The
lease terms  range  from three  to  eight
years,  and generally  provide  for  fixed
minimum   rents  with  rental  escalation
and/or    expense reimbursement clauses.

8.  Related Party Transactions

An  affiliate  of  the  Managing  General
Partner  provided property  management services
for North Lake Plaza in  1999; the
affiliate managed three and five properties in
1998 and
1997,  respectively.   The Partnership  paid
the  affiliate management  fees  of
approximately  $43,000,  $58,000   and $191,000
for  the years ended October 31,  1999,  1998
and 1997, respectively. These amounts are included in property operating expenses.

        DEAN WITTER REALTY INCOME PARTNERSHIP I,

L.P.

            Notes to Consolidated Financial
Statements Another  affiliate of the Managing
General Partner  performs administrative
functions  and  processes  certain  investor
transactions and prepares tax information on
behalf  of  the Partnership.  In  1999,  1998,
and 1997  the  affiliate  was reimbursed
approximately $46,000, $159,000,  and  $240,000,
respectively   (included  in  general   and
administrative
expenses) for these services.

In November 1996, the Partnership paid the remaining $1,233,837 of deferred distributions to the General Partners.

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

The  directors and executive officers of  the
Managing
General Partner are as follows:
                                     Position
with the
     Name                             Managing
General
Partner

 William  B.  Smith       Chairman of the  Board
                       of
Directors
   E. Davisson Hardman, Jr.   President and
Director
   Ronald T. Carman       Secretary and Director
   Lewis A. Raibley, III  Director

All  of the directors have been elected to serve
until
the  next  annual  meeting of the
shareholder  of  the
Managing General Partner or until their
successors  are elected  and  qualify.
Each of the executive  officers has           been  elected  to
serve until  his  successor  is
elected and qualifies.

William  B. Smith, age 56, has been a
Managing Director of  Morgan Stanley Dean
Witter & Co.("MWD") and Co-Head of  Morgan
Stanley Realty Incorporated since the
merger of  Morgan Stanley and Dean Witter,
Discover &  Co.  in 1997.            Prior
to the merger, Mr. Smith was an Executive
Vice  President  of  Dean  Witter
Reynolds,  Inc.  and
Director  of  its  Investment Banking
Department since January 1987. Mr. Smith joined Dean Witter in 1982 as Co-Director of Dean Witter Realty Inc.
E.  Davisson Hardman, Jr., age 50, has been
a  Managing Director of Morgan Stanley
Asia, Ltd. since 1997, and a Managing
Director of Dean Witter Realty Inc., which he joined in 1982.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P
Ronald  T.  Carman,  age  48, is  a
Director  and  the Secretary of Dean Witter
Realty, Inc.  He has  been  an Assistant
Secretary of MWD and a Managing Director
of Morgan Stanley & Co. Inc. since July
1998.  Previously, he  was  a Senior Vice
President and Associate  General Counsel
of Dean Witter Reynolds Inc., which he
joined in 1984.
Lewis  A.  Raibley,  III, age  38,  is  a
Senior  Vice President  and  Controller  in
the  Individual   Asset Management  Group
of MWD. From July 1997 to  May  1998, Mr.
Raibley was Senior Vice President   and
Director in   the   Internal Reporting
Department of  MWD;  from 1992  to  1997,
he served as Senior Vice President  and
Director in the Financial Reporting and
Policy Division of  MWD.  He has been with
MWD and its affiliates since 1986.
There  is  no  family relationship  among
any  of  the foregoing persons.
ITEM 11.  EXECUTIVE COMPENSATION
The  General  Partners  are entitled  to
receive  cash distributions, when and as
cash distributions are  made to  the
Limited Partners, and a share of taxable
income or  tax  loss.  Descriptions of such
distributions  and allocations are in Item
5 above.  The General  Partners received
cash distributions of $126,285  and
$356,380 for  fiscal  years  1998 and 1997,
respectively.  There were  no cash
distributions paid to the General Partner
in fiscal year 1999.
The  General  Partners and their affiliates
were  paid certain  fees  and  reimbursed
for  certain  expenses. Information
concerning such fees and reimbursements  is
contained in Note 8 to the Financial
Statements in Item 8 above.
The   directors   and  officers  of  the
Partnership's Managing General Partner
received no remuneration  from the
Partnership.

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.


ITEM  12.   SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL  OWNERS AND
         MANAGEMENT.
(a) No person is known to the Partnership to be the beneficial owner of more than five percent of the Units.

(b)     The  directors and executive  officers
of  the
Managing General Partner own the following Units as of January 1, 2000:

      (1)             (2)                            (3)
                                                  Amount and Title of
     Name of                                      Nature of
      Class     Beneficial Owner                  Beneficial
Ownership
 Limited       All   directors   and   executive
*
Partnership  officers of the Managing General
Interest     Partner, as a group.

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

All  of  the outstanding shares of common
stock of  the Managing  General  Partner
are  owned  by  Realty,   a Delaware
corporation which is a wholly-owned
subsidiary of  Morgan  Stanley  Dean Witter
&  Co.   The  general partner  of the
Associate   General  Partner is  Dean
Witter

        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.


Realty  Income Associates I Inc., which  is
a  whollyowned  subsidiary of the Managing
General Partner.  The limited partner of
theAssociate General Partner is LSA 84
L.P.,  a Delaware limited partnership.
Realty  and certain  current and former
officers and  directors  of Realty                are   partners  of
LSA  84  L.P.   Additional
information with respect to the directors
and executive officers  and  compensation
of  the  Managing  General Partner and
affiliates is contained in Items 10 and  11
above.

The  General  Partners and their affiliates
were  paid
certain  fees  and  reimbursed  for
certain  expenses. Information concerning
such fees and reimbursements  is contained
in Note 8 to the Financial Statements in
Item 8  above.  The Partnership believes
that the payment of fees                               and the
reimbursement of expenses to the  General
Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.
        DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                  PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
SCHEDULES,  AND REPORTS ON
         FORM 8-K
 (a)    The  following documents are filed
               as  part  of
        this Annual Report:

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

    10)(a)Purchase  and Sale Agreements for
        properties purchased were filed as
        Exhibits to Form 8-K on April  26,
        1984, October 17, 1984, October
        26, 1984, October 31, 1984,
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

     (d)"Purchase  and  Sale  Agreement"
dated  as  of
        September  8,  1997 or sale  of  the
        Arlington Business  Center  property
        was  filed  as  an
        Exhibit to Form 8-K on October 10,
        1997 and  is incorporated herein by
        reference.

     (e)"Purchase  and  Sale  Agreement"
        dated  as  of November  10,1997 for
        sale of the  Carmel  Park property
        and  the related "First Amendment  to
        Purchase  and  Sale   Agreement"
        dated  as  of December 2, 1997 were
        filed as Exhibits to Form 8-K  on
        December 8, 1997 and are  incorporated
        herein by reference.

      (f)"Purchase  and  Sale Agreement"
        dated  as  of October  30,1997  for
        sale of the  Westwood  10 property was
        filed as an Exhibit to Form 8-K on
        December 23, 1997 and is incorporated
        herein by reference.

        (g)"Purchase and Sale Agreement" dated
        as of May 29,  1998  for sale of the
        Harborgate  property was filed as an
        Exhibit to Form 8-K on July 10, 1998
        and is incorporated herein by
        reference.

 (27)   Financial Data Schedule.
             (b)    No  Forms  8-K were  filed
        by  the Partnership  during  the last
        quarter  of  the period covered by
        this report.

SCHEDULE III
         DEAN WITTER REALTY INCOME PARTNERSHIP
I, L.P.
            Real Estate and Accumulated
Depreciation
                        October 31, 1999
                          Initial Cost to
Partnership (A)
                                                      Cost
Capitalized
                                     Building            and
Subsequent
Description       Land     Improvements                Total
Acquisition
Shopping Center
Altamonte
Springs,    FL     $   2,300,000    $7,626,517
$9,926,517
$1,217,377


                                     Gross
                                    Amount at
                                    which
                                    Carried at
                                    End of
                                    Period
(B)

                Losses on
                               Impairment                 of
Buildings &
Description         Real      Estate                    Land
Improvements     Total
Shopping Center
Altamonte
Springs,     FL        $(1,377,000)               $2,312,300
$7,454,594     $9,766,894


                                                    Life  on which
Depreciation
                                                  in  Latest Income
                Accumulated               Date
of      Date
Statements is
Description        Depreciation
Construction
Acquired        Computed

Shopping Center
Altamonte
Springs, FL    $3,071,562   1981-1985 October
1984      5-40 years

Notes:

(A) The initial cost includes the purchase price

   paid by the Partnership  and  acquisition

   fees  and  expenses.    No carrying  costs

   have  been  capitalized  subsequent   to

   acquisition.   There is no difference

   between  cost  for financial  reporting

   purposes  and  federal  income  tax purposes.





SCHEDULE III (Cont'd)

(B)  Reconciliation of real estate owned at

October 31:

                                       1999             1998
1997

    Balance  at beginning of period  $9,543,144
$17,679,197 $ 53,050,614
    Improvements                       223,750       639,228
146,509
    Sale of real estate                  -
(8,775,281)
(7,256,244)
   Real estate held for sale            -                  -
(28,261,682)

     Balance  at end of period       $9,766,894   $9,543,144
$17,679,197

(C) Reconciliation of accumulated depreciation:

    Balance  at beginning of period  $2,866,051
$ 7,054,850 $22,598,452
      Depreciation expense             205,511       207,369
1,220,659
         Sale     of     real    estate                    -
(4,396,168)
(4,263,818)
      Real  estate  held for  sale           -             -
(12,500,443)

      Balance end of period          $3,071,562
$ 2,866,051 $ 7,054,850

                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

By:  Dean Witter Realty Income Properties I Inc.
     Managing General Partner

By:  __________________                   Date:
January  26, 2000
     E. Davisson Hardman, Jr.
     President

By:  ___________________                  Date:
January 26, 2000
     Charles M. Charrow
     Controller
     (Principal Financial and Accounting
Officer)

Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner

_________________________________________
Date:  January 26, 2000
William B. Smith
Chairman of the Board of Directors

_________________________________________
Date:  January 26, 2000
E. Davisson Hardman, Jr.
Director

_________________________________________
Date:  January 26, 2000
Lewis A. Raibley, III
Director

___________________
Date:  January
26, 2000
Ronald T. Carman
Director

        DEAN WITTER REALTY INCOME PARTNERSHIP I,

L.P.

                 Year Ended

                        Octob

                        er

                        31,

                        1999

                        Exhib

                        it

                        Index





Exhibit
  No.
 27 Financial Data Schedule