Form 10-Q
period 2000-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2000-03-15
CIK 726315

                          UNITED
               STATES SECURITIES AND
               EXCHANGE COMMISSION
                     Washington, D.C.
                     20549

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION
13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the period ended January 31, 2000

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

                   BALANCE SHEETS
                                              January
31,
October 31,
                                                2000
1999
                      ASSETS
Cash and cash equivalents                    $
1,423,134    $
1,355,995

Real estate:
 Land
2,312,300
2,312,300
 Building and improvements
7,454,594
7,454,594

9,766,894 9,766,894
             Accumulated depreciation
                    (3,126,649)
(3,071,562)

6,640,245 6,695,332

Other assets
178,712
123,263

                                             $
8,242,091    $ 8,174,590

         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $
150,593    $
208,462


Partners' capital (deficiency):
                 General partners
                    (4,380,020)
(4,392,557)
 Limited partners ($1,000 per Unit, 92,780 Units
issued) 12,471,518
12,358,685

   Total partners' capital
8,091,498
7,966,128

                                             $
8,242,091    $ 8,174,590






  See accompanying notes to financial statements.

   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 INCOME STATEMENTS

   Three months ended January 31, 2000 and 1999

2000       1999
Revenues:
  Rental                      $  276,888
$  232,388
  Interest and other              15,683       14,121

                                 292,571      246,509

Expenses:
  Property operating              79,802       77,439
  Depreciation and                58,713       47,210
amortization                      28,686       30,524
  General and administrative

                                 167,201
155,173
Net income                    $  125,370   $   91,336


Net income allocated to:
  Limited partners            $  112,833   $   82,202
  General partners                12,537        9,134

                              $  125,370   $   91,336


Net income per Unit of
 limited        partnership   $     1.22   $      .89
 interest





        See accompanying notes to  financial
statements.

          DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                 STATEMENT OF PARTNERS'
CAPITAL

               Three months ended January
31, 2000

                                     Limited   General
                                     Partners
Partners Total
Partners' capital (deficiency)
   at November 1, 1999               $ 12,358,685
                    $(4,392,557)
$  7,966,128

Net income                              112,833
12,537
125,370

Partners' capital (deficiency)
 at January 31, 2000               $
12,471,518
$(4,380,020)                       $
8,091,498





         See accompanying notes to financial
statements.

          DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.
                    STATEMENTS OF CASH FLOWS
          Three months ended January 31, 2000
and 1999
                      2000             1999
Cash flows from operating activities:
  Net income                               $          $
  Adjustments to reconcile net income to   125,370    91,336
net cash
    provided by (used in)operating
activities:
      Depreciation and amortization        58,713     47,210
      Increase in other assets                        (45,683)
      Decrease in accounts payable and
(59,075)
other liabilities                                     (146,975)
                                           (57,869)

         Net cash provided by (used in)
operating activities                       67,139     (54,112)

Cash flows from investing activities:
  Additions to real estate                      -
                                                      (158,910)

Increase (decrease) in cash and cash
equivalents                                67,139     (213,022)

Cash and cash equivalents at beginning of
period
1,355,995  1,074,634

Cash and cash equivalents at end of        $          $
period
1,423,134  861,612






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

In  the  opinion  of management, the
accompanying  financial
statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

These  financial  statements should be read  in
conjunction with  the  annual  financial
statements  and  notes  thereto included  in
the Partnership's annual report on  Form  10-K
filed  with the Securities and Exchange
Commission  for  the year  ended  October 31,
1999. Operating results of  interim periods                 may not be
indicative of the operating results for the entire year.

2. Related Party Transactions

An  affiliate  of  the  Managing  General

Partner  provided property  management  services

for  the  North  Lake  Plaza property  until

January 1, 2000. The Partnership  paid  the

affiliate  management  fees  of   approximately

$8,000  and $9,000 for the three months ended

January 31, 2000 and 1999, respectively.  These

amounts  are  included   in   property operating

expenses.

  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

          Notes to Financial Statements


Another  affiliate of the Managing General
Partner  performs
administrative   functions,   processes
certain   investor transactions   and   prepares
tax   information   for                                  the
Partnership. For the three months ended January
31, 2000 and 1999, the Partnership incurred approximately $15,000 and $34,000, respectively, for these services. These amounts are included in general and administrative expenses.

  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF
       OPERATIONS

Liquidity and Capital Resources

During the three months ended January 31, 2000, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it.

The  North  Lake Plaza property is located in
the  city  of
Altamonte Springs, FL.  Due to changes in the
city's  zoning code, the property has become
"non-conforming".  Although it can still be
occupied and used, the Managing General Partner
believes  that the  "non-conforming" status of
the  property may  make it difficult to sell it
as a shopping center at  a price   that
reflects  its  full  value.   Therefore,   the
Partnership has entered into an agreement with the city, whereby the city will offer the North Lake Plaza property and an adjacent property owned by the city for sale as part of a redevelopement plan, which would allow higher density development than currently exists.
Under the agreement, the city has the sole authority to market the North Lake Plaza property for sale, but the Partnership will not be required to sell North Lake Plaza if the offering price is not acceptable to it.

The  Managing  General Partner, with the
assistance  of  an outside  real  estate
appraiser, has determined  the  market value
which  reflects North Lake Plaza's highest  and
best use. The Managing General Partner will use
this valuation to determine an acceptance price
in conjunction with the city's sale  process.
The Managing General Partner believes  that the
minimum  acceptance  price will  be  greater
than  the property's  carrying  value.  However,
there  can   be   no assurance that an
acceptable price will be realized and the property sold through the above-described plan.

The retail market in Altamonte Springs is improving. During the first quarter of 2000, property occupancy decreased slightly to approximately 88%. The lease for Home Depot
(for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington
Coat Factory, which subleased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and
Burlington remain obligated, and continue to pay rent under the lease. This vacancy is adversely impacting the sales of smaller tenants at the property. However, the Managing General Partner believes that this vacancy

  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

will not adversely affect its ability to sell the property as part of a redevelopment plan.

The  lease of Marshalls Inc., (for approximately
21% of the space) is scheduled to expire in 2002.

The Partnership did not pay any cash distributions during the th ree months ended January 31, 2000.
Generally, future cash distributions will be paid from proceeds received from the sale of the North
Lake Plaza property and cash reserves.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal 2000.

Except  as  discussed above and in the financial
statements,
the  Managing General Partner is not aware of any
trends  or events,  commitments  or
uncertainties  that  may  have   a material
impact on liquidity.

Operations

There were no individually significant factors which caused changes in the Partnership's operating results for the threemonth period ended
January 30, 2000 as compared to 1999.

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



Date:  March 15, 2000    By:

/s/E. Davisson Hardman, Jr.
                            E. Davisson
                             Hardman, Jr.
                             President


         Date:  March 15, 2000       By:
                       /s/Charles M. Charrow
                            Charles M. Charrow
                             Controller
                                   (Principal
                     Financial and Accounting
                     Officer)

 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

        Quarter Ended January 31, 2000

                 Exhibit Index


Exhibit No.                 Description
 27   Financial Data Schedule























E1