Form 10-Q
period 2000-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2000-06-14
CIK 726315

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended April 30, 2000

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

Yes     X     No ________

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

BALANCE SHEETS
                                              April 30,
October 31,
                                                2000       1999
                             ASSETS

Cash and cash equivalents                    $ 1,623,153    $
1,355,995

Real estate:
 Land
2,312,300                                      2,312,300
 Building and improvements                     7,454,594
7,454,594
                                               9,766,894
9,766,894
 Accumulated depreciation                     (3,181,735)
(3,071,562)
                                               6,585,159
6,695,332

Other assets                                     165,291
123,263

                                             $ 8,373,603    $
8,174,590

                LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $   195,783    $
208,462


Partners' capital (deficiency):
 General partners                             (4,371,388)
(4,392,557)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
12,549,208                                    12,358,685

   Total partners' capital                     8,177,820
7,966,128

                                             $ 8,373,603    $
8,174,590



         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        INCOME STATEMENTS

       Three and six months ended April 30, 2000 and 1999

Three months ended                                   Six months
ended
                                             April 30
April 30
2000           1999              2000         1999
Revenues:
  Rental                 $           $         $         $ 518,145
  Interest and other     266,505     285,757   543,393      23,674

                         17,082      9,553     32,765

                                                           541,819
                         283,587     295,310   576,158

Expenses:
  Property operating                                       157,752
  Depreciation and       99,193      80,313    178,995     104,092
amortization                                                59,416
  General and            58,713      56,882    117,426
administrative
                         39,359      28,892    68,045

                                                           321,260
                         197,265     166,087   364,466

Net income               $           $         $         $ 220,559
                         86,322      129,223   211,692

Net income allocated to:
  Limited partners       $           $         $         $ 198,503
  General partners       77,690      116,301   190,523      22,056

                         8,632       12,922    21,169

                         $           $         $         $ 220,559
                         86,322      129,223   211,692

Net income per Unit of
limited partnership      $           $         $         $    2.14
interest                 0.83        1.25      2.05

        See accompanying notes to  financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Six months ended April 30, 2000

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1999               $ 12,358,685      $(4,392,557)
$7,966,128

Net income                              190,523
21,169       211,692

Partners' capital (deficiency)
 at April 30, 2000                 $ 12,549,208
$(4,371,388)   $8,177,820





         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    STATEMENTS OF CASH FLOWS

            Six months ended April 30, 2000 and 1999
<caption)
                                               2000
1999
Cash flows from operating activities:
  Net income
  Adjustments to reconcile net income to   $          $
net cash                                   211,692    220,559
    provided by operating activities:
      Depreciation and amortization
      Increase in other assets
      Decrease in accounts payable and     117,426    104,092
other
liabilities:                               (49,281)   (47,380)


                                           (12,679)   (170,347)

          Net cash provided by operating
activities                                 267,158    106,924

Cash flows from investing activities:
  Additions to real estate                     -       (192,337)

Increase (decrease) in cash and cash
equivalents                                267,158    (85,413)

Cash and cash equivalents at beginning of
period                                     1,355,995  1,074,634

Cash and cash equivalents at end of        $1,623,15  $
period                                     3          989,221




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

2. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property until January 1, 2000. The Partnership paid the affiliate management fees of approximately $8,000 and $21,000 for the six months ended April 30, 2000 and 1999, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the
Partnership. For the six months ended April 30, 2000 and 1999, the Partnership incurred approximately $30,000 and $51,000, respectively, for these services. These amounts are included in general and administrative expenses.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During  the  three- and six-month periods  ended  April  30,
2000, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it.

The North Lake Plaza property is located in the city of Altmonte Springs, FL. Due to changes in the city's zoning code, the property has become "non-conforming". Although it can still be occupied and used, the Managing General Partner believes that the "non-conforming" status of the property has made it difficult to sell the property as a shopping center at a price that reflects its full value. Therefore, the Partnership has entered into an agreement with the city, whereby the city will offer the North Lake Plaza property and an adjacent property owned by the city for sale as a part of a redevelopment plan, which would allow higher density development than currently exists. Under the agreement, the city has the sole authority to market the North Lake Plaza property for sale, but the Partnership will not be required to sell North Lake Plaza if the offering price is not acceptable to it.

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

The retail market in Altamonte Springs is improving. During the second quarter of 2000, property occupancy remained at approximately 88%. The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which sub-leased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and Burlington remain obligated, and continue to pay rent, under the lease. This vacancy is adversely impacting the sales of smaller tenants at the property. However, the

Managing General Partner believes that this vacancy will not adversely affect its ability to sell the property as part of a redevelopment plan.

The lease of Marshalls Inc. (for approximately 21% of the space) is scheduled to expire in 2002.

The Partnership did not pay any cash distributions during the six-month period ended April 30, 2000. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

During  the six months ended April 30, 2000, the Partnership
added  the   cash  generated by  North  Lake  Plaza  to  the
Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal 2000 and thereafter.

Except  as  discussed above and in the financial statements, the  Managing General Partner is not aware of any trends  or
events,  commitments  or  uncertainties  that  may  have   a
material impact on liquidity.

Operations

There were no individually significant factors which caused changes in the Partnership's operating results for the three- and six-month periods ended April 30, 2000 as compared to 1999.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I, Inc.
                            Managing General Partner


Date:  June  14, 2000    By:  /s/E.Davisson Hardman Jr.
E. Davisson Hardman, Jr.
                             President


Date:  June  14, 2000    By:
/s/Charles M. Charrow
Charles M. Charrow
                             Controller
                               (Principal   Financial    and
Accounting Officer)

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                Quarter Ended April 30, 2000

                        Exhibit Index


Exhibit No.                 Description
 27   Financial Data Schedule































                             E1