Form 10-Q
period 2000-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2000-09-14
CIK 726315

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
               THE SECURITIES EXCHANGE ACT OF 1934
               For the period ended July 31, 2000

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


Registrant's  telephone  number,  including  area   code:   (212)
392-2974


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

                         BALANCE SHEETS

                                              July 31, October
31,
                                                2000       1999
                             ASSETS

Cash and cash equivalents                    $ 1,886,683    $
1,355,995

Real estate:
 Land
2,312,300                                      2,312,300
 Building and improvements                     7,489,594
7,454,594
                                               9,801,894
9,766,894
 Accumulated depreciation                     (3,238,744)
(3,071,562)
                                               6,563,150
6,695,332

Other assets                                     170,038
123,263

                                             $ 8,619,871    $
8,174,590

                LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities       $   318,457    $
208,462


Partners' capital (deficiency):
 General partners                             (4,359,028)
(4,392,557)
 Limited partners ($1,000 per Unit, 92,780 Units issued)
12,660,442                                    12,358,685

   Total partners' capital                     8,301,414
7,966,128

                                             $ 8,619,871    $
8,174,590




         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        INCOME STATEMENTS

       Three and nine months ended July 31, 2000 and 1999
                                      Three months ended
Nine months ended
                                             July 31,
July 31,
2000           1999         2000          1999
Revenues:
  Rental                $         $        $         $
  Interest and other    261,968   291,690  805,361   809,835
                                  10,754
                        21,374             54,139    34,428


                        283,342   302,444  859,500   844,263

Expenses:
  Property operating
  Depreciation and      66,431    57,017   245,426   214,769
amortization
  General and           60,636    58,035   178,062   162,127
administrative
                        32,681    27,294   100,726   86,710


                        159,748   142,346  524,214   463,606

Net income              $         $        $         $
                        123,594   160,098  335,286   380,657

Net income allocated
to:                     $         $        $         $
  Limited partners      111,235   144,088  301,757   342,591
  General partners
                        12,359    16,010   33,529    38,066

                        $         $        $         $
                        123,594   160,098  335,286   380,657

Net income per Unit of
limited     partnership $         $        $         $
interest                1.20      1.55     3.25      3.69

        See accompanying notes to  financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 STATEMENT OF PARTNERS' CAPITAL

                 Nine months ended July 31, 2000

                                     Limited   General
                                     Partners            Partners
Total
Partners' capital (deficiency)
 at November 1, 1999               $ 12,358,685     $(4,392,557)
$  7,966,128

Net income                              301,757
33,529                                  335,286

Partners' capital (deficiency)
 at July 31, 2000                  $ 12,660,442
$(4,359,028)                       $  8,301,414





         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                    STATEMENTS OF CASH FLOWS

            Nine months ended July 31, 2000 and 1999

                      2000             1999
Cash flows from operating activities:
  Net income                               $          $
  Adjustments to reconcile net income to   335,286    380,657
net cash
    Provided by operating activities:
      Depreciation and amortization
      Increase in other assets             178,062    162,127
      Increase (decrease) in accounts
payable and other                          (57,655)   (96,964)
liabilities

                                           109,995    (124,793)

          Net cash provided by operating
activities                                 565,688    321,027

Cash flows from investing activities:
  Additions to real estate
                                           (35,000)   (223,750)

Increase in cash and cash equivalents
                                           530,688    97,277
Cash and cash equivalents at beginning of
period
                                           1,355,995  1,074,634

Cash and cash equivalents at end of        $          $
period                                     1,886,683  1,171,911






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

2. Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property until January 1, 2000. The Partnership paid the affiliate management fees of approximately $8,000 and $32,500 for the nine months ended July 31, 2000 and 1999, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the
Partnership. For the nine months ended July 31, 2000 and 1999, the Partnership incurred approximately $44,000 and $55,000, respectively, for these services. These amounts are included in general and administrative expenses.

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During  the  three- and nine-month periods  ended  July  31,
2000, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it.

The North Lake Plaza property is located in the city of Altamonte Springs, FL. Due to changes in the city's zoning code, the property became "non-conforming". Although it can still be occupied and used, the Managing General Partner believes that the "non-conforming" status of the property made it difficult to sell the property as a shopping center at a price that reflected its full value. Therefore, the Partnership entered into an agreement with the city, whereby the city had the sole authority to offer the North Lake Plaza property, and an adjacent property owned by the city, for sale as a part of a redevelopment plan that allows higher density development than currently exists at the location of the two properties. The city has identified a party who wants to redevelop the properties, and the prospective redeveloper must negotiate separate purchase and sale agreements with by the city and the Partnership to acquire the properties. There can be no assurance that the North Lake Plaza the property will be sold through the above-described plan.

The retail market in Altamonte Springs is improving. During the third quarter of 2000, property occupancy remained at approximately 88%. The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which sub-leased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and Burlington remain obligated, and continue to pay rent, under the lease. This vacancy is adversely impacting the sales of smaller tenants at the property. However, the Managing General Partner believes that this vacancy will not adversely affect its ability to sell the property as part of a redevelopment plan.

The lease of Marshalls Inc. (for approximately 21% of the space) is scheduled to expire in 2002.

The Partnership did not pay any cash distributions during the nine-month period ended July 31, 2000. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

During  the nine months ended July 31, 2000, the Partnership
added  the   cash  generated by  North  Lake  Plaza  to  the
Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs during the remainder of fiscal 2000 and thereafter.

Except  as  discussed above and in the financial statements, the  Managing General Partner is not aware of any trends  or
events,  commitments  or  uncertainties  that  may  have   a
material impact on liquidity.

Operations

There were no individually significant factors which caused changes in the Partnership's operating results for the three- and nine-month periods ended July 31, 2000 as compared to 1999.

Inflation

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its property.

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


                            DEAN WITTER REALTY INCOME
PARTNERSHIP I, L.P.

                         By:  Dean Witter Realty Income
Properties I, Inc.
                            Managing General Partner


Date:  September 14, 2000   By:    /s/E.Davisson Hardman Jr.
E. Davisson Hardman, Jr.
                             President


Date:  September 14, 2000   By:    /s/Raymond E. Koch
Raymond E. Koch
                                 Principal Financial and
                Accounting           Officer

        DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 Quarter Ended July 31, 2000

                        Exhibit Index


Exhibit No.                 Description
 27   Financial Data Schedule































                             E1