Form 10-K
period 2000-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2001-01-26
CIK 726315

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K



    [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended October 31, 2000

                               OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______to _______

                 Commission File Number 0-13260

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
     (Exact name of registrant as specified in its charter)

     Delaware                        13-3174553
(State organization)          (IRS Employer Identification No.)

  2  World  Trade  Center, New  York,  NY                  10048
(Address  of  principal  executive  offices)                (Zip
Code)

Registrant's  telephone number, including area code  (212)  392-
2974

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

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates I, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates I Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 7 to the Financial Statements in Item 8 and in Item 13 below.

The Partnership issued 92,780 units of limited partnership interest (the "Units") with gross proceeds from the offering of $92,780,000. The offering has been terminated and no additional
Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties, two office/research and development properties and one retail property, all of which were acquired without mortgage debt. Except for the North Lake Plaza retail property (which is described in Item 2 below), all of the Partnership's properties were sold to unaffiliated purchasers prior to October 31, 1998.

The Partnership is currently negotiating an agreement to sell the
North  Lake Plaza property to an unaffiliated party. See  Item  7 below.

The  Partnership considers its business to include  one  industry
segment,  investment  in  real property.   Financial  information
regarding  the  Partnership  is  included  in  the  Partnership's
Financial Statements in Item 8 below.

The North Lake Plaza property is subject to competition from similar retail properties in the vicinity in which it is located.
Further information regarding competition and market conditions where the property is located is set forth in Item 7.

The Partnership has no employees.

All  of  the  Partnership's business is conducted in the  United
States.

ITEM 2.  PROPERTY

The  Partnership's  principal offices are located  at  Two  World
Trade Center, New York, New York 10048. The Partnership has no other offices.

As of October 31, 2000, the Partnership owned directly the North Lake Plaza property, a shopping center located in Altamonte Springs, FL. The acquisition was completed in 1986 for a cost of approximately $10,110,000. The property has a net rentable area of 137,000 square feet, and was built with on-site parking facilities.

Generally, the leases pertaining to the property provide for pass-throughs to the tenants of their pro-rata share of certain
operating  expenses.   In  the opinion of  the  Managing  General
Partner, the property is adequately covered by insurance.

An affiliate of the Partnership was the property manager for the North Lake Plaza property through December 31, 1999.

Further information relating to the Partnership's properties is included in Item 7 and Footnotes 4, 5 and 6 to the Financial
Statements in Item 8 below.

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

As of December 31, 2000, there were 12,680 holders of limited partnership interests.

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

The Partnership did not pay cash distributions during the years ended October 31, 2000 and 1999. On November 29, 2000, the Partnership paid a cash distribution of $10.75 per Unit from the previously undistributed proceeds from the 1998 sale of the Harborgate property. The total distribution of $997,385 was paid 100% to the Limited Partners.

The  Partnership does not anticipate making regular distributions
to   its   partners  in  the  future.   Generally,  future   cash
distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the Partnership:
          Dean Witter Realty Income Partnership I, L.P.

 For the years ended October 31, 2000, 1999, 1998, 1997 and 1996

                     2000    1999     19981     19972    19963
Total  revenues $1,155,033       $  1,131,337 $14,765,035        $
10,453,915     $8,493,737

Net income (loss)     $  459,904$  478,655$  13,380,578 $5,854,208
$              (5,607,581)4

Net income (loss) per
 Unit of  Limited
 Partnership
 Interest      $   4.46  $   4.64  $ 143.68  $  60.72   $ (53.66)

Cash distributions
 paid per Unit
 of Limited
 Partnership
 interest 5, 6 $   -     $   -     $ 418.03  $ 144.61   $  42.28

Total assets at
  October  31    $8,757,448       $  8,174,590 $7,781,223 $33,613,
496            $43,069,014

1. Revenues and net income include gains of $12.9 million on the sales of the Carmel Park, Westwood 10 and Harborgate properties.

2. Revenues and net income include gains of $3.7 million on the sales of the Century Square and Arlington Business Center properties.

3. Revenues and net loss include a gain of $0.7 million on the sale of the 1718 Connecticut Avenue property.

4. Includes a $8.5 million loss on impairment recorded for the Westwood 10, 1718 Connecticut Avenue, North Lake Plaza and
Carmel Park properties.

5. Distributions paid to Limited Partners in 1998 include  a return  of  capital of $351.10 per Unit, calculated  as  the
excess   of  cash  distributed  per  Unit  over  accumulated
earnings   per   Unit  not  previously   distributed.    All
distribution paid to Limited Partners in 1996-1997 represent returns of capital.

6. Includes distribution of proceeds from sales of real estate of $405.78, $110.05, and $12.28 in 1998, 1997 and 1996,
respectively.

The  above financial data should be read in conjunction with
the Financial Statements   and the related notes in Item 8.

ITEM 7.MANAGEMENT'S  DISCUSSION AND  ANALYSIS  OF  FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership raised $92,780,000 in a public offering which was
terminated  in  1984.   The Partnership has  no  plans  to  raise
additional capital.

The Partnership purchased six properties and made one investment in a partnership which owned an office property on an all-cash basis. The Partnership's acquisition program has been completed.
No additional investments are planned.

The Partnership's sole remaining property is the North Lake Plaza Shopping Center, which is located in the city of Altamonte Springs, FL. Due to changes in the city's zoning code, the property became "non-conforming". Although it can still be occupied and used as is, the Managing General Partner believes that the "non-conforming" status of the property made it difficult to sell the property as a shopping center at a price that reflected its full value. Therefore, the Partnership entered into an agreement with the city, whereby the city had the sole authority to offer the North Lake Plaza property, and an adjacent property owned by the city, for sale as a part of a redevelopment plan that allows higher density development than currently exists at the location of the two properties. The city has identified a party who wants to redevelop the properties, and the prospective redeveloper must negotiate separate purchase and sale agreements with the city and the Partnership to acquire the properties. There can be no assurance that the North Lake Plaza property will be sold through the above-described plan.

The Partnership expects to sell the North Lake Plaza property in fiscal 2001. Pursuant to the Partnership Agreement, the sale of the Partnership's last property investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

The retail market in Altamonte Springs is strong. During 2000, average occupancy at the North Lake Plaza property was 88%, and, at October 31, 2000, occupancy at the property was 86% (a decrease of 3% from October 31, 1999). The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which sub-leased all the space leased to Home Depot, vacated the space in October 1999;

however, both Home Depot and Burlington remain obligated, and continue to pay rent, under the lease. This vacancy is adversely impacting the sales of smaller tenants at the property. However, the Managing General Partner believes that this vacancy will not adversely affect its ability to sell the property as part of a redevelopment plan. The lease of Marshalls Inc. (for approximately 21% of the space) is schedule to expire in 2002. The property is leased to 9 other tenants; no other tenant occupies more than 10% of the property's space.

During the year ended October 31, 2000, the North Lake Plaza property generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it. In fiscal 2000, the Partnership added the cash generated by North Lake Plaza to the Partnership's cash reserves.

During the year ended October 31, 2000, the Partnership did not pay cash distributions. In November 2000, the Partnership paid a cash distribution of previously undistributed proceeds from the 1998 sale of the Harborgate property (see Item 5). Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

The Partnership believes that its cash reserves are adequate for its needs in fiscal 2001 and thereafter.

Except as discussed above and in the Financial Statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

Fluctuations in the Partnership's operating results for the year ended October 31, 2000 compared to 1999 and the year ended
October 31, 1999 compared to 1998 were primarily attributable to the following:

There were no individually significant factors which caused changes in the Partnership's operating results in 2000 as compared to 1999.

The  gains  on sales of real estate in fiscal 1998 resulted  from the  sales  of  the  Carmel  Park,  Harborgate  and  Westwood  10 properties.  See Note 5 to the Financial Statements.

In 1999, rental income, property operating expenses, and general and administrative expenses decreased as a result of the fiscal
1998 sales of the Westwood 10 and Carmel Park properties in December 1997 and the Harborgate property in July 1998.

Interest  and  other income decreased in 1999  compared  to  1998 primarily because the Partnership earned interest in 1998 on proceeds from the sales of properties until such proceeds were distributed to Limited Partners.

There were no other individually significant factors which caused changes in revenues and expenses in 1999 as compared to 1998.

Inflation

Inflation has been consistently low during the periods presented in the Financial Statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

ITEM 7A.   QUANTITATIVE  AND  QUALITATIVE DISCLOSURES  ABOUT
         MARKET RISK

           Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



    DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                        INDEX



(a) Financial Statements

Independent Auditors' Report
Balance Sheets at October 31, 2000 and 1999
Income Statements for the years ended
  October 31, 2000, 1999 and 1998
Statements of Partners' Capital for the years
  ended October 31, 2000, 1999 and 1998
Statements of Cash Flows for the years ended
  October 31, 2000, 1999 and 1998
Notes to Financial Statements




(b) Financial statement schedule

III. Real Estate and Accumulated Depreciation







All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

Independent Auditors' Report


To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying balance sheets of Dean Witter Realty Income Partnership I, L.P. (the "Partnership") as of October 31, 2000 and 1999, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended October 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. as of October 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                       /s/Deloitte & Touche LLP
                                       DELOITTE & TOUCHE LLP
New York, New York
January 16, 2001

         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         BALANCE SHEETS
                                       October 31,
                                    2000        1999
                                     ASSETS
 Cash and cash equivalents       $2,118,062  $1,355,995

 Real estate:
   Land                          2,312,300   2,312,300
   Building and improvements     7,489,594   7,454,594
                                 9,801,894   9,766,894
   Accumulated depreciation      (3,295,444) (3,071,562)
                                 6,506,450   6,695,332

 Other assets                     132,936      123,263

                                 $8,757,448  $8,174,590

                LIABILITIES AND PARTNERS' CAPITAL

 Accounts payable and other liabilities $    331,416 $ 208,462

 Partners' capital (deficiency)
 General partners                (4,346,567) (4,392,557)
 Limited partners ($1,000 per Unit,
   92,780 Units issued)          12,772,599  12,358,685

 Total partners' capital         8,426,032   7,966,128

                                 $8,757,448  $8,174,590

         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                        INCOME STATEMENTS

       For the years ended October 31, 2000, 1999 and 1998

                               2000                      1999       1998
Revenues:
 Rental                                             $ 1,074,253$ 1,060,291 $    1,738,413
 Gains on sales of real estate                -             -12,878,953
 Interest and other             80,780       71,046     147,669

                             1,155,033    1,131,337  14,765,035

Expenses:
 Property operating            330,456      320,502     742,794
 Depreciation               and amortization             238,389    216,168
234,547
 General and administrative                 126,284      116,012   407,116

                                      695,129             652,682
1,384,457

Net income                                           $   459,904$   478,655    $
13,380,578

Net income allocated to:
   Limited  partners           $    413,914   $    430,789      $
13,330,415
 General partners               45,990       47,866      50,163
                             $     459,904   $     478,655      $
13,380,578

Net income per Unit of
 limited partnership interest           $      4.46      $     4.64   $   143.68














         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                 STATEMENTS OF PARTNERS' CAPITAL

       For the years ended October 31, 2000, 1999 and 1998


                             Limited      General
                             Partners     Partners       Total
Partners' capital (deficiency)
 at November 1, 1997       $37,382,304  $(4,364,301) $ 33,018,003

Net income                                                 13,330,415      50,163
13,380,578

Distributions                           (38,784,823)    (126,285) (38,911,108)

Partners' capital (deficiency)
 at October 31, 1998        11,927,896   (4,440,423)    7,487,473

Net income                                                    430,789      47,866
478,655

Partners' capital (deficiency)
 at October 31, 1999        12,358,685   (4,392,557)    7,966,128

Net income                                                    413,914      45,990
459,904

Partners' capital (deficiency)
 at October 31, 2000       $12,772,599  $(4,346,567) $  8,426,032







         See accompanying notes to financial statements.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                    STATEMENTS OF CASH FLOWS
       For the years ended October 31, 2000, 1999 and 1998
                                    2000       1999       1998
Cash flows from operating activities:
  Net  income                     $459,904   $478,655    $13,380,
578
  Adjustments to reconcile net income
    to net cash provided by operating
   activities:
       Gains  on  sales  of  real  estate         -             -
    (12,878,953)
      Depreciation  and amortization         238,389      216,168
    234,547
     Increase in other assets   (24,180)  (104,424)    (27,004)
   Increase (decrease) in accounts
      payable  and other liabilities         122,954     (85,288)
(169,665)

     Net cash provided by
      operating activities       797,067    505,111     539,503

Cash flows from investing activities:
 Additions to real estate        (35,000)  (223,750)   (639,228)
  Proceeds from disposition of real estate       -              -
34,110,840

     Net cash (used in)
       provided by investing activities     (35,000)    (223,750)
33,471,612

Cash flows from financing activities:
  Cash distributions                  -          -      (38,911,1
08)

Increase (decrease) in cash and
  cash equivalents                762,067    281,361    (4,899,99
3)

Cash and cash equivalents at
 beginning of year               1,355,995   1,074,634 5,974,627

Cash and cash equivalents at end of year   $2,118,062  $1,355,995
$ 1,074,634






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

The Partnership expects to sell its remaining real estate investment in fiscal 2001. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership will wind up its affairs, make a final cash distribution, and terminate.

2.  Summary of Significant Accounting Policies

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 2000. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions, a component of other assets, are amortized over the applicable lease terms.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                  Notes to Financial Statements

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

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $6.6 million higher than the amounts reported for financial statement purposes.


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

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                  Notes to Financial Statements

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

No distributions were paid during the years ended October 31, 2000 and 1999. Distributions paid to the Limited Partners during the year ended October 31, 1998 included a return of capital, determined as cash distributed per Unit in excess of accumulated earnings per Unit not previously distributed, of $351.10 per Unit.

  4.   Real Estate Investments

The  location, year of acquisition and net carrying value of  the
Partnership's sole property are as follows:
                                    Net Carrying Value
                          Year of     at October 31,
                        Acquisition              2000       1999

North Lake Plaza,
 Altamonte Springs, FL  1984, 1986              $6,506,450$6,695,332

Due to changes in the zoning code of the city of Altamonte Springs, FL., the property became "non-conforming". Although it can still be occupied and used as is, the Managing General Partner believes that the "non-conforming" status of the property made it difficult to sell the property as a shopping center at a price that reflected its full value. Therefore, the Partnership entered into an agreement with the city, whereby the city had the sole authority to offer the North Lake Plaza property, and an adjacent property owned by the city, for sale as a part of a redevelopment plan that allows higher density development than currently exists at the location of the two properties. The city has identified a party who wants to redevelop the properties, and the prospective redeveloper must negotiate separate purchase and sale agreements with the city and the Partnership to acquire the properties. There can be no assurance that the North Lake Plaza property will be sold through the above-described plan.


          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  Notes to Financial Statements
5.  Sales of Real Estate
                                                      ($000)
                         Date of        Negotiated   Net Proceeds
   Property                Sale         Sale Price  from the Sale
Gain on Sale

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

As of October 31, 2000, all of the net sales proceeds were distributed except for $997,385 from the sale of the Harborgate property, which was added to the Partnership's cash reserves. On
November  29,  2000,  the  Partnership  distributed  such  amount
($10.75 per Unit). In accordance with the Partnership Agreement, all of the distributed net sales proceeds were paid 100% to the Limited Partners.

All  gains from property sales were allocated 100% to the Limited
Partners.

6.  Leases

Minimum future rental income under noncancellable operating leases of the North Lake Plaza property as of October 31, 2000 is as follows:

          Year ending October 31:
          2001                  $  777,748
          2002                     645,144
          2003                     267,405
          2004 20,125
          2005 -

          Total                 $1,710,422

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                  Notes to Financial Statements

The Partnership has determined that all of the property's leases are operating leases. The lease terms range from three to eight years, and generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.

7.  Related Party Transactions

An  affiliate  of the Managing General Partner provided  property management services for North Lake Plaza until December 31, 1999.
In  1998,  the  affiliate  also  managed  two  other  Partnership
properties.   The Partnership paid the affiliate management  fees
of  approximately $8,000, $43,000 and $58,000 for the years ended
October 31, 2000, 1999 and 1998, respectively.  These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. In 2000, 1999 and 1998 the affiliate was reimbursed approximately $32,000, $46,000 and $159,000, respectively, for these services. These amounts are included in general and administrative expenses. The
2000 fees are also included in accounts payables and other liabilities at October 31, 2000.
8.  Summary of Quarterly Results (Unaudited)

                                               Net Income
                                              Per Unit of
                                                limited
                                              partnership
                Revenue        Net Income       interest
2000
January 31       $292,571      $  125,370        $   1.22
April 30          283,587              86,322        0.83
July 31           283,342             123,594        1.20
October 31        295,533             124,618        1.21
Total            $1,155,0      $  459,904        $   4.46
             33

1999
January 31       $246,509      $   91,336        $   0.89
April 30          295,310             129,223        1.25
July 31           302,444             160,098        1.55
October 31        287,074              97,998        0.95
Total            $1,131,3      $  478,655        $   4.64
             37

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

William B. Smith, age 57, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since July 2000. From June 1997 to July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co., Inc. and Co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Dean Witter Reynolds, Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 51, has been a Managing Director of
Morgan Stanley Asia, Ltd. since June 1997. For more than five years before June 1997, Mr. Hardman was a Managing Director of
Dean Witter Realty Inc.

Ronald T. Carman, age 49, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Dean Witter Reynolds Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.

ITEM 11.  EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in Item 5 above. The General Partners received cash distributions of $126,285 in fiscal year 1998. There were no cash distributions paid to the General Partners and Limited Partners in fiscal year 2000 and 1999.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Financial
Statements in Item 8 above.

The  directors and officers of the Partnership's Managing General
Partner received no remuneration from the Partnership.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

(a) The following is known to the Partnership to be the beneficial owner of more than five percent of the Units:

                                                  Units
          Name of Beneficial Owners           beneficially owned
                                              Number   Percent

          Madison Avenue Investment
               Partners, LLC ("MAIP");
          Madison / OHI Liquidity
               Investors, LLC ("MOLI")
          First Equity Realty, LLC ("FER")
          The Harmony Group II, LLC ("Harmony");
          Ronald M. Dickerman;
          Bryan E. Gordon (collectively the
               "Reporting Persons")            5,613   6.05%

The  information  set forth in this Item 12 (a)  is  based  on  a
Schedule 13G Information Statement filed May 22, 2000 by the Reporting Persons. Such Schedule 13G discloses that MAIP has sole voting and sole dispositive power over 4,361 Units, MOLI has sole voting and sole dispositive power over 1,252 Units, and that each of the Reporting Persons beneficially owns and has shared voting and shared dispositive power over 5,613 Units.

The  address  of MAIP, MOLI, Harmony and Mr. Gordon is  P.O.  Box
7533, Incline Village, Nevada 89452.  The address of FER and  Mr.
Dickerman is 555 Fifth Avenue, 9th Floor, NY, NY 10017.

(b)     The  directors  and executive officers  of  the  Managing
General Partner own the following Units as of January 1, 2001:

      (1)                        (2)                      (3)
                                                       Amount and
                                                       Nature of
     Title of                   Name of                Beneficial
      Class                 Beneficial Owner           Ownership

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

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

All of the outstanding shares of common stock of the Managing General Partner are owned by Realty, a Delaware corporation which is a wholly-owned subsidiary of Morgan Stanley Dean Witter & Co. The general partner of the Associate General Partner is Dean Witter Realty Income Associates I Inc. which is a wholly-owned subsidiary of the Managing General Partner. The limited partner of the Associate General Partner is LSA 84 L.P., a Delaware
limited partnership. Realty and certain current and former officers and directors of Realty are partners of LSA 84 L.P. Additional information with respect to the directors and executive officers and compensation of the Managing General Partner and affiliates is contained in Items 10 and 11 above.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 7 to the Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

          DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                       PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a) The following documents are filed as part of this Annual Report:

          1.    Financial Statements (see Index to Financial
        Statements  filed as part of Item 8 of  this  Annual
        Report).

        2.      Financial Statement Schedule (see  Index  to
        Financial Statements filed as part of Item 8 of this Annual Report).

  3.    Exhibits
     (a)Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 286041 is incorporated herein by reference.

     (b) Certificate of Limited Partnership included in Registration Statement Number 286041 is incorporated herein by reference.

        (4) (a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 286041 is incorporated herein by reference.

     (b)   Certificate  of Limited Partnership  included  in
        Registration Statement Number 286041 is incorporated herein by reference.

        (10)(a)Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on April 26, 1984, October 17, 1984, October 26, 1984,
        October  31, 1984, December 20, 1984, July 15,  1985
        and October 29, 1985 and are incorporated herein by reference.

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

     (d)"Purchase and Sale Agreement" dated as of September 8, 1997 for sale of the Arlington Business Center property was filed as an Exhibit to Form 8-K on October 10, 1997 and is incorporated herein by reference.

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

SCHEDULE III
         DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

            Real Estate and Accumulated Depreciation

                        October 31, 2000
                          Initial Cost to Partnership (A)

                                                      Cost
                                                  Capitalized
                          Building and                 Subsequent
Description        Land       Improvements                  Total
Acquisition
Shopping Center
Altamonte
Springs, FL   $ 2,300,000  $7,626,517  $9,926,517   $1,252,377


                                     Gross Amount at which
                                   Carried at End of Period (B)

                Losses on
              Impairment of                         Buildings &
Description     Real Estate              Land        Improvements
Total
Shopping Center
Altamonte
Springs,  FL    $(1,377,000)              $2,312,300   $7,489,594
$9,801,894


                                                   Life on which
                                                   Depreciation
                                                     in    Latest
Income
                  Accumulated                Date   of       Date
Statements is
Description    Depreciation            Construction      Acquired
Computed
Shopping Center
Altamonte
Springs, FL    $3,295,444   1981-1985 October 1984     5-40 years

Notes:

(A)  The  initial cost includes the purchase price  paid  by  the
   Partnership  and acquisition fees and expenses.   No  carrying
   costs  have been capitalized subsequent to acquisition.  There is no difference between cost for financial reporting purposes and federal income tax purposes.

SCHEDULE III (Cont'd)

(B)  Reconciliation of real estate owned at October 31:
                                           2000              1999
1998
     Balance   at  beginning  of  period   $9,766,894  $9,543,144
$17,679,197
      Improvements                          35,000        223,750
639,228
     Sale   of   real   estate                   -              -
(8,775,281)

     Balance  at  end of period       $9,801,894$9,766,894      $
9,543,144


(C) Reconciliation of accumulated depreciation:

    Balance  at  beginning of period$3,071,562 $ 2,866,051      $
7,054,850
    Depreciation expense      223,882   205,511    207,369
      Sale  of  real  estate                  -                 -
(4,396,168)

     Balance  end  of period          $3,295,444 $  3,071,562   $
2,866,051

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

By: Dean Witter Realty Income Properties I Inc.
    Managing General Partner

By: /s/E. Davisson Hardman, Jr.          Date:  January  26, 2001
    E. Davisson Hardman, Jr.
    President

By: /s/Raymond E. Koch                   Date:  January  26, 2001
    Raymond E. Koch
    Controller
    (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner

/s/William B. Smith                     Date:  January  26, 2001
William B. Smith
Chairman of the Board of Directors

/s/E. Davisson Hardman, Jr.             Date:  January  26, 2001
E. Davisson Hardman, Jr.
Director

/s/Ronald T. Carman                     Date:  January  26, 2001
Ronald T. Carman
Director