Form 10-Q
period 2001-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2001-03-16
CIK 726315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended January 31, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________.


                         Commission File Number: 0-13260


                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
--------------------------------------------------------------------------------
         (Exact name of registrant as specified in governing instrument)



Delaware                                                  13-3174553
------------------                             ---------------------------------
(State of organization)                        (IRS Employer Identification No.)



2 World Trade Center, New York, NY                                    10048
----------------------------------                                --------------
(Address of principal executive offices)                            (Zip Code)



Registrant's telephone number, including area code:              (212) 392-2974
                                                                ----------------



Former name, former address and former fiscal year, if changed since last report: not applicable



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]  No |_|

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements

                       DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                                 BALANCE SHEETS

                                                January 31,        October 31,
                                                   2001                2000
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                       $ 1,212,658       $ 2,118,062

Real estate:
   Land                                              -              2,312,300
   Building and improvements                         -              7,489,594
--------------------------------------------------------------------------------
                                                     -              9,801,894
   Accumulated depreciation                          -             (3,295,444)
--------------------------------------------------------------------------------
                                                     -              6,506,450
Real estate held for sale                         6,451,004            -

Other assets                                        152,656           132,936

--------------------------------------------------------------------------------
                                                $ 7,816,318       $ 8,757,448

================================================================================


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities          $   241,091       $   331,416
--------------------------------------------------------------------------------

Partners' capital (deficiency):
   General partners                              (4,331,909)       (4,346,567)
   Limited partners ($1,000 per Unit,
     92,780 Units issued)                        11,907,136        12,772,599
--------------------------------------------------------------------------------

Total partners' capital                           7,575,227         8,426,032
--------------------------------------------------------------------------------

                                                $ 7,816,318       $ 8,757,448
================================================================================






                      See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

                  Three months ended January 31, 2001 and 2000



                                                     2001              2000
--------------------------------------------------------------------------------

                                     ASSETS

Revenues:
   Rental                                       $   266,811       $   276,888
   Interest and other                                17,738            15,683
--------------------------------------------------------------------------------

                                                    284,549           292,571
--------------------------------------------------------------------------------

Expenses:
   Property operating                                48,922            79,802
   Depreciation and amortization                     58,198            58,713
   General and administrative                        30,849            28,686
--------------------------------------------------------------------------------

                                                    137,969           167,201
--------------------------------------------------------------------------------

Net income                                      $   146,580       $   125,370
================================================================================


Net income allocated to:
   Limited partners                             $   131,922       $   112,833
   General partners                                  14,658            12,537
--------------------------------------------------------------------------------

                                                $   146,580       $   125,370
--------------------------------------------------------------------------------

Net income per Unit of limited                  $      1.42       $      1.22
   partnership interest
--------------------------------------------------------------------------------





                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       Three months ended January 31, 2001



                                       Limited          General
                                       Partners         Partners       Total
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at November 1, 2000               $12,772,599     $(4,346,567)   $ 8,426,032

Net income                               131,922          14,658        146,580

Cash distribution                       (997,385)              -       (997,385)
--------------------------------------------------------------------------------

Partners' capital (deficiency)
   at January 31, 2001               $11,907,136     $(4,331,909)   $ 7,575,227
================================================================================






                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF CASH FLOWS

                  Three months ended January 31, 2001 and 2000




                                                      2001               2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                    $   146,580        $   125,370
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
      Depreciation and amortization                  58,198             58,713
      Increase in other assets                      (22,472)           (59,075)
      Decrease in accounts payable and other
        liabilities                                 (90,325)           (57,869)
--------------------------------------------------------------------------------

      Net cash provided by operating
      activities                                     91,981             67,139
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distribution                                (997,385)                 -
--------------------------------------------------------------------------------

(Decrease) increase in cash and cash
equivalents                                        (905,404)            67,139

Cash and cash equivalents at beginning of
period                                            2,118,062          1,355,995
--------------------------------------------------------------------------------

Cash and cash equivalents at end of period      $ 1,212,658        $ 1,423,134
--------------------------------------------------------------------------------

Supplemental disclosure of non-cash investing activities:
  Reclassification of real estate held for sale:
    Decrease in real estate:
      Land                                      $ 2,312,300        $        -
      Building and improvements                   7,489,594                 -
      Accumulated depreciation                   (3,350,890)                -
--------------------------------------------------------------------------------

   Increase in real estate held for sale        $ 6,451,004        $        -
--------------------------------------------------------------------------------






                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements



1.    The Partnership
      ---------------

Dean Witter Realty Income Partnership I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1983. The Partnership's fiscal year ends on October 31.

As discussed in Note 2, the Partnership expects to sell its remaining real estate investment in fiscal 2001. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership plans to wind up its affairs and terminate.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to the Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the results for the interim periods.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.    Real Estate Held for Sale
      -------------------------

Pursuant to a Purchase and Sale Agreement dated as of March 7, 2001, the Partnership has entered into an agreement with an unaffiliated third party to sell the North Lake Plaza shopping center. The closing of the sale is expected to occur in August 2001 but consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that the sale contemplated by the Agreement will be consummated.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements


Effective January 31, 2001, the Partnership has classified the North Lake Plaza property as real estate held for sale. Accordingly, the Partnership will not record any further depreciation on the property after the first quarter of 2001.

Currently, the Partnership only earns rental revenues from the North Lake Plaza property. During the three months ended January 31, 2001, the following two tenants at the property generated approximately 67% of the Partnership's rental revenues: Home Depot (54%) and Marshalls (13%). Expense reimbursements, paid by tenants of North Lake Plaza pursuant to their leases, are included in rental revenues.

3.    Related Party Transactions
      --------------------------

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property until December 31, 1999. The Partnership paid the affiliate management fees of approximately $8,000 for the three months ended January 31, 2000. This amount is included in property operating expenses in 2000.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2001 and 2000, the Partnership incurred approximately $8,100 and $15,000, respectively, for these services. These amounts are included in general and administrative expenses. As of January 31, 2001, accounts payable and other liabilities included approximately $40,000 due to the affiliate for services it performed for the Partnership in 2000 and 2001.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 2 to the financial statements, the Partnership has entered into an agreement to sell the North Lake Plaza shopping center, the Partnership's last remaining property, in August 2001. There can be no assurance that the sale contemplated by the agreement will be consummated.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership will dissolve pursuant to the terms of its Partnership Agreement on the date on which the North Lake Plaza property is sold. Thereafter, the Partnership plans to wind up its affairs and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State.

In November 2000, the Partnership paid a cash distribution of $10.75 per Unit to Limited Partners only. The amount distributed consisted of previously undistributed proceeds from the 1998 sale of the Harborgate property. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

During the three months ended January 31, 2001, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it. During the first quarter of 2001, the Partnership added the cash generated by the property to the Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

The decrease in property operating expenses during the three months ended January 31, 2001, compared to 2000, primarily resulted from the receipt of a real estate tax refund, for approximately $35,000, relating to the Arlington Business Center property. This property was sold in October 1997.

There were no other individually significant factors which caused changes in the Partnership's operating results for the three-month period ended January 31, 2001 as compared to 2000.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.     Exhibits & Reports on Form 8-K
------      ------------------------------

            (a)   Exhibits.
                  Not Applicable

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


                                       DEAN WITTER REALTY INCOME
                                         PARTNERSHIP I, L.P.


                                       By:  Dean Witter Realty Income
                                            Properties I, Inc.,
                                            Managing General Partner


Date: March 16, 2001                   By:  /S/ E. Davisson Hardman, Jr.
                                            ----------------------------------
                                            E. Davisson Hardman, Jr.
                                            President


Date: March 16, 2001                   By:  /S/ Raymond E. Koch
                                            ----------------------------------
                                            Raymond E. Koch
                                            Principal Financial and Accounting
                                            Officer