Form 10-Q
period 2001-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2001-06-12
CIK 726315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2001

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-13260

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                ---------------------------------------------
       (Exact name of registrant as specified in governing instrument)


    Delaware                                     13-3174553
--------------------                ---------------------------------
(State of organization)             (IRS Employer Identification No.)



   2 World Trade Center, New York, NY            10048
----------------------------------------       ----------
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code: (212) 392-2974
                                                    --------------


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

Yes     X     No
    -------      --------

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                                 BALANCE SHEETS


                                                       April 30,  October 31,
                                                         2001         2000
------------------------------------------------------------------------------


                                     ASSETS


Cash and cash equivalents                             $ 1,463,117  $2,118,062

Real estate:
  Land                                                       -      2,312,300
  Building and improvements                                  -      7,489,594
------------------------------------------------------------------------------
                                                             -      9,801,894
  Accumulated depreciation                                   -     (3,295,444)
------------------------------------------------------------------------------
                                                             -      6,506,450
------------------------------------------------------------------------------
Real estate held for sale                               6,451,004       -

Other assets                                              166,424     132,936
==============================================================================
                                                      $ 8,080,545  $8,757,448


                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities                $   289,128    $331,416
------------------------------------------------------------------------------
Partners' capital (deficiency):
General Partners                                       (4,310,290) (4,346,567)
Limited Partners
  ($1,000 per Unit, 92,780 Units issued)               12,101,707  12,772,599
------------------------------------------------------------------------------
     Total partners' capital                            7,791,417   8,426,032
==============================================================================
                                                      $ 8,080,545 $ 8,757,448




               See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

              Three and six months ended April 30, 2001 and 2000

                                       Three months ended      Six months ended
                                            April 30               April 30
                                   2001          2000       2001         2000
--------------------------------------------------------------------------------
Revenues:                       $279,065      $ 266,505   $545,876    $ 543,393
 Rental                           12,274         17,082     30,012       32,765
 Interest and other
--------------------------------------------------------------------------------
                                 291,339        283,587    575,888      576,158
--------------------------------------------------------------------------------
Expenses:
 Property operating               36,794         99,193     85,716      178,995
 Depreciation and amortization     2,753         58,713     60,951      117,426
General and administrative        35,602         39,359     66,451       68,045
--------------------------------------------------------------------------------
                                  75,149        197,265    213,118      364,466
--------------------------------------------------------------------------------
Net income                      $216,190      $  86,322   $362,770    $ 211,692
================================================================================
Net income allocated to:                                  $326,493
  Limited Partners              $194,571      $  77,690     36,277    $ 190,523
  General Partners                21,619          8,632                  21,169
--------------------------------------------------------------------------------
                                $216,190      $  86,322   $362,770    $ 211,692
================================================================================
Net income per Unit of
limited partnership interest    $   2.10      $    0.83   $   3.52    $    2.05
================================================================================


                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2001

                                            Limited     General
                                            Partners    Partners     Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
  at November 1, 2000                     $12,772,599 $(4,346,567) $8,426,032
Net income                                    326,493      36,277     362,770
--------------------------------------------------------------------------------
Cash distribution                            (997,385)     -         (997,385)
--------------------------------------------------------------------------------
Partners' capital (deficiency)
  at April 30, 2001                       $12,101,707 $(4,310,290) $7,791,417
================================================================================





                 See accompanying notes to financial statements.



                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                            STATEMENTS OF CASH FLOWS

                   Six months ended April 30, 2001 and 2000

                                                              2001          2000
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $  362,770   $  211,692
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            60,951      117,426
      Increase in other assets                                (38,993)     (49,281)
      Decrease in accounts payable and other liabilities      (42,288)     (12,679)
---------------------------------------------------------------------------------------
          Net cash provided by operating activities           342,440      267,158
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Cash distribution                                          (997,385)        -
---------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents             (654,945)     267,158
Cash and cash equivalents at beginning of period            2,118,062    1,355,995
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $1,463,117   $1,623,153
=======================================================================================



Supplemental disclosure of non-cash investing
activities:
   Reclassification of real estate to real estate
   held for sale:
      Land                                                 $ 2,312,300   $    -
      Building and improvements                              7,489,594        -
      Accumulated depreciation                              (3,350,890)       -
---------------------------------------------------------------------------------------
Real estate held for sale                                  $ 6,451,004   $    -
=======================================================================================



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

As discussed in Note 2, the Partnership plans to sell its remaining real estate investment in fiscal 2001. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership plans to wind up its affairs and terminate.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to the Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the reclassification of the North Lake Plaza property as real estate held for sale on January 31, 2001, such adjustments consist only of normal recurring accruals.

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2000. Operating results of interim periods may not be indicative of the operating results for the entire year.

2.  Real Estate Held for Sale

Pursuant to a Purchase and Sale Agreement dated as of March 7, 2001, the Partnership has agreed to sell the North Lake Plaza shopping center to an unaffiliated third party. The closing of the sale is expected to occur in August 2001 but consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that this sale will be consummated.

At January 31, 2001, the Partnership reclassified the North Lake Plaza property as real estate held for sale. Accordingly, the Partnership did not record depreciation on the property after the first quarter of 2001.

Currently, the Partnership only earns rental revenues from the North Lake Plaza property. During the six months ended April 30, 2001, the following two tenants at the property generated approximately 67% of the Partnership's rental revenues: Home Depot (53%) and Marshalls (14%).

Expense reimbursements, paid by tenants of North Lake Plaza pursuant to their leases, are included in rental revenues.

3.   Related Party Transactions

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property until December 31, 1999. The Partnership paid the affiliate management fees of approximately $8,000 for the six months ended April 30, 2000. This amount is included in property operating expenses in 2000.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2001 and 2000, the Partnership incurred approximately $16,000 and $30,000, respectively, for these services. These amounts are included in general and administrative expenses. The 2001 fees are also included in accounts payable and other liabilities as of April 30, 2001.

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As discussed in Note 2 to the financial statements, the Partnership has entered into an agreement to sell the North Lake Plaza shopping center, the Partnership's last remaining property, in August 2001. There can be no assurance that the sale will be consummated.

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

During the six months ended April 30, 2001, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it. The Partnership added the cash generated by the property, during the six months ended April 30, 2001, to the Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations

The decrease in property operating expenses during the six months ended April 30, 2001, compared to 2000, is primarily due to the first quarter 2001 receipt of a real estate tax refund of approximately $35,000, relating to the Arlington Business Center property (sold October 1997), and the second quarter 2001 collection of a receivable of approximately $65,000 which was previously written off by the Partnership.

The decrease in depreciation and amortization expenses during the six month period ended April 30, 2001 was due to the absence of depreciation expense on the North Lake Plaza property during the second quarter of 2001. The Partnership no longer records depreciation on this property because the Partnership reclassified North Lake Plaza as real estate held for sale on January 31, 2001.

There were no other individually significant factors which caused changes in the Partnership's operating results for the three and six-month periods ended April 30, 2001 as compared to 2000.

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

                                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                              By: Dean Witter Realty Income Properties I, Inc. Managing General Partner

Date:  June 12, 2001          By:  /S/ E. Davisson Hardman, Jr.
                                   -----------------------------
                                    E. Davisson Hardman, Jr.
                                    President

 Date:  June 12, 2001         By:  /S/ Raymond E. Koch
                                   ------------------------------
                                    Raymond E. Koch
                                  Principal Financial and
                                  Accounting Officer