Form 10-Q
period 2001-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2001-09-14
CIK 726315

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended July 31, 2001

                                       OR

[_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

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


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------


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

Yes    X      No
    -------      ----------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1. Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 BALANCE SHEETS

                                                                                 July 31,        October 31,
                                                                                   2001              2000
----------------------------------------------------------------------------------------------------------------

                                     ASSETS
Cash and cash equivalents                                                       $ 1,534,952      $ 2,118,062

Real estate:
   Land                                                                                -           2,312,300
   Building and improvements                                                           -           7,489,594
----------------------------------------------------------------------------------------------------------------
                                                                                       -           9,801,894
   Accumulated depreciation                                                            -          (3,295,444)
----------------------------------------------------------------------------------------------------------------
                                                                                       -           6,506,450

----------------------------------------------------------------------------------------------------------------
Real estate held for sale                                                         6,451,004               -

Other assets                                                                        234,081          132,936

================================================================================================================
                                                                                $ 8,220,037      $ 8,757,448

                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                                          $   292,360      $   331,416
----------------------------------------------------------------------------------------------------------------


Partners' capital (deficiency):
General Partners                                                                 (4,296,664)      (4,346,567)
Limited Partners ($1,000 per Unit, 92,780 Units issued)                          12,224,341       12,772,599
----------------------------------------------------------------------------------------------------------------

       Total partners' capital                                                    7,927,677        8,426,032
----------------------------------------------------------------------------------------------------------------
                                                                                $ 8,220,037      $ 8,757,448
================================================================================================================


                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

               Three and nine months ended July 31, 2001 and 2000

                                                    Three months ended               Nine months ended
                                                         July 31                         July 31
                                                    2001              2000           2001             2000
------------------------------------------------------------------------------------------------------------
Revenues:
 Rental                                         $264,817         $ 261,968       $810,693        $ 805,361
 Interest and other                               11,300            21,374         41,312           54,139
------------------------------------------------------------------------------------------------------------

                                                 276,117           283,342        852,005          859,500
------------------------------------------------------------------------------------------------------------

Expenses:
 Property operating                               99,515            66,431        185,231          245,426
 Depreciation and amortization                     2,753            60,636         63,704          178,062
General and administrative                        37,589            32,681        104,040          100,726
------------------------------------------------------------------------------------------------------------

                                                 139,857           159,748        352,975          524,214
------------------------------------------------------------------------------------------------------------

Net income                                      $136,260         $ 123,594       $499,030        $ 335,286
============================================================================================================

Net income allocated to:
  Limited Partners                              $122,634         $ 111,235       $449,127        $ 301,757
  General Partners                                13,626            12,359         49,903           33,529
------------------------------------------------------------------------------------------------------------

                                                $136,260         $ 123,594       $499,030        $ 335,286
============================================================================================================

Net income per Unit of
limited partnership interest                    $   1.32         $    1.20       $   4.84        $    3.25
============================================================================================================

                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2001

                                                                Limited           General
                                                                Partners          Partners          Total
---------------------------------------------------------------------------------------------------------------
Partners' capital (deficiency)
   at November 1, 2000                                        $12,772,599       $(4,346,567)      $8,426,032

Net income                                                        449,127            49,903          499,030

Cash distribution                                                (997,385)           -              (997,385)
---------------------------------------------------------------------------------------------------------------

Partners' capital (deficiency)
   at July 31, 2001                                           $12,224,341       $(4,296,664)      $7,927,677
===============================================================================================================

                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2001 and 2000

                                                                                         2001               2000
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                          $  499,030          $  335,286
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                       63,704             178,062
      Increase in other assets                                                          (109,403)            (57,655)
      Decrease in accounts payable and other liabilities                                 (39,056)            109,995
------------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                      414,275             565,688
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to real estate                                                                     -             (35,000)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash distribution                                                                     (997,385)                  -
------------------------------------------------------------------------------------------------------------------------

(Decrease) increase in cash and cash equivalents                                        (583,110)            530,688

Cash and cash equivalents at beginning of period                                       2,118,062           1,355,995
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                            $1,534,952          $1,886,683
========================================================================================================================
Supplemental disclosure of non-cash investing
activities:
   Reclassification of real estate to real estate held for
sale:                                                                                $ 2,312,300          $        -
      Land                                                                             7,489,594                   -
      Building and improvements                                                       (3,350,890)                  -
      Accumulated depreciation
------------------------------------------------------------------------------------------------------------------------

Real estate held for sale                                                            $ 6,451,004          $        -
========================================================================================================================

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

As discussed in Note 2, the Partnership is remarketing for sale the North Lake Plaza shopping center, its remaining real estate investment. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership plans to wind up its affairs and terminate. However, it is uncertain when the shopping center will be sold and when the Partnership will terminate.

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

2.   Real Estate Held for Sale
     -------------------------

Pursuant to a Purchase and Sale Agreement executed February 15, 2001, the Partnership agreed to sell the North Lake Plaza shopping center to an unaffiliated third party.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements

In June 2001, the Agreement lapsed without closing of the sale. As a result, the Partnership is remarketing the property for sale.

At January 31, 2001, the Partnership reclassified the North Lake Plaza property as real estate held for sale. Accordingly, the Partnership did not record depreciation on the property after the first quarter of 2001.

Currently, the Partnership only earns rental revenues from the North Lake Plaza property. During the nine months ended July 31, 2001, the following two tenants at the property generated approximately 68% of the Partnership's rental revenues: Home Depot (54%) and Marshalls (14%). Expense reimbursements, paid by tenants of North Lake Plaza pursuant to their leases, are included in rental revenues.

3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner provided property management services for the North Lake Plaza property until December 31, 1999. The Partnership paid the affiliate management fees of approximately $8,000 for the nine months ended July 31, 2000. This amount was included in property operating expenses in 2000.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 2001 and 2000, the Partnership incurred approximately $24,000 and $44,000, respectively, for these services. These amounts are included in general and administrative expenses. The 2001 fees are also included in accounts payable and other liabilities as of July 31, 2001.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 2 to the financial statements, the Partnership is remarketing for sale the North Lake Plaza shopping center, the Partnership's last remaining property. There can be no assurance that the property will be sold in the near future.

The Partnership Agreement provides that the Partnership shall terminate upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership will dissolve pursuant to the terms of its Partnership Agreement on the date on which the North Lake Plaza property is sold. Thereafter, the Partnership will wind up its affairs and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. The timing of such termination is uncertain at the current time.

In November 2000, the Partnership paid a cash distribution of $10.75 per Unit to Limited Partners only. The amount distributed consisted of previously undistributed proceeds from the 1998 sale of the Harborgate property. Generally, future cash distributions will be paid from proceeds received from the sale of the North Lake Plaza property and cash reserves.

Occupancy in the retail market in Altamonte Springs, the location of the North Lake Plaza shopping center, is approximately 92%. At July 31, 2000, occupancy at the shopping center was approximately 81%. The lease for Home Depot (for approximately 50% of the property's space) is schedule to expire in 2003. The Burlington Coat Factory, which subleased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and Burlington remain obligated, and continue to pay rent, under the lease. This vacancy is adversely impacting the sales of smaller tenants at the property, and, as a result, the Partnership is experiencing an increase in past due rent receivables from the smaller tenants (see "Operations"). However, the Managing General Partner believes that this

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

vacancy will not adversely affect its ability to sell the property because the Managing General Partner is remarketing the property so that it can be redeveloped.

The lease of Marshalls Inc. (for approximately 21% of the space) is scheduled to expire in 2007.

During the nine months ended July 31, 2001, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it. The Partnership added the cash generated by the property, during the nine months ended July 31, 2001, to the Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three and nine month periods ended July 31, 2001 compared to 2000 are primarily attributable to the following:

The decrease in property operating expenses during the nine months ended July 31, 2001, compared to 2000, was primarily due to the first quarter 2001 receipt of a real estate tax refund of approximately $35,000, relating to the Arlington Business Center property (sold October 1997), and the second quarter 2001 collection of a receivable of approximately $65,000 which was previously written off by the Partnership.

The increase in property operating expenses during the three-month period ended July 31, 2001, compared to 2000, was primarily due to an increase in the reserve for uncollectible tenant receivables at the North Lake Plaza property.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

The decreases in depreciation and amortization expenses in 2001 were due to the absence of depreciation expense on the North Lake Plaza property since February 1, 2001. The Partnership no longer records depreciation on this property because the Partnership reclassified North Lake Plaza as real estate held for sale on January 31, 2001.

There were no other individually significant factors which caused changes in revenues or expenses.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its properties.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits & Reports on Form 8-K
------- ------------------------------

        (a)   Exhibits.
              Not Applicable

        (b)   Reports on Form 8-K
              Report on Form 8-K dated August 9, 2001 disclosing that the North Lake Plaza property was not sold pursuant to the previously reported Purchase and Sale Agreement.

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

                                        DEAN WITTER REALTY INCOME
                                          PARTNERSHIP I, L.P.

                                        By: Dean Witter Realty Income
                                        Properties I, Inc.
                                            Managing General Partner


Date:  September 11, 2001               By: /s/ E. Davisson Hardman, Jr.
                                            ----------------------------
                                          E. Davisson Hardman, Jr.
                                                   President

Date:  September 11, 2001               By: /s/ Raymond E. Koch
                                            ----------------------------
                                            Raymond E. Koch
                                              Vice President, Assistant
                                              Secretary and Controller
                                              (Principal Financial and
                                              Accounting Officer)