Form 10-K
period 2001-10-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2002-01-28
CIK 726315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended October 31, 2001

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______to _______

                         Commission File Number 0-13260


                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                                 13-3174553
- --------------------------------------------------------------------------------
     (State                                                (IRS Employer
  organization)                                         Identification No.)



1221 Avenue of the Americas, New York, NY                               10020
- -----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
- ------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:



 Title of each class                   Name of each exchange on which registered
- --------------------                   -----------------------------------------
      None                                                  None



Securities registered pursuant to Section 12(g) of the Act:


                     Units of Limited Partnership Interests
                     --------------------------------------
                                (Title of Class)

Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  /X/    No

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

                                     PART I

ITEM 1.  BUSINESS

The Registrant, Dean Witter Realty Income Partnership I, L.P. (the "Partnership"), is a limited partnership formed in August 1983 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing primarily in income-producing office, industrial and retail properties.

The Managing General Partner of the Partnership is Dean Witter Realty Income Properties I Inc. (the "Managing General Partner"), a Delaware corporation which is wholly owned by Dean Witter Realty Inc. ("Realty"). The Associate General Partner is Dean Witter Realty Income Associates I, L.P. (the "Associate General Partner"), a Delaware limited partnership, the general partner of which is Dean Witter Realty Income Associates I Inc., a wholly-owned subsidiary of the Managing General Partner. The Managing General Partner manages and controls all aspects of the business of the Partnership. The terms of transactions between the Partnership and its affiliates are set forth below in footnote 6 to the Financial Statements in Item 8 and in Item 13 below.

The Partnership issued 92,780 units of limited partnership interest (the "Units") with gross proceeds from the offering of $92,780,000. The offering has been terminated and no additional Units will be sold.

The proceeds from the offering were used to make equity investments in four office properties, two office/research and development properties and one retail property, all of which were acquired without mortgage debt. Except for the North Lake Plaza retail property (which is described in Item 2 below), all of the Partnership's properties were sold to unaffiliated purchasers prior to November 1, 1998.

On January 18, 2002, the Partnership entered into an agreement to sell the North Lake Plaza property to an unaffiliated third party. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that the sale contemplated by the agreement will be consummated, and that, if the sale is consummated, the final sale price would not be less than the contract price. The sale of the property would cause the dissolution of the Partnership; however, the timing of the final termination of the Partnership is uncertain at this time. See Item 7 and footnote 4 to the financial statements in Item 8 below.

The Partnership considers its business to include one industry segment, investment in real property. Financial information regarding the Partnership is included in the Partnership's Financial Statements in Item 8 below.

The Partnership has no employees.

All of the Partnership's business is conducted in the United States.


ITEM 2.  PROPERTY

The Partnership's principal offices are located at 1221 Avenue of the Americas, New York, New York 10020. The Partnership has no other offices.

As of October 31, 2001, the Partnership owned directly the North Lake Plaza property, a shopping center located in Altamonte Springs, FL. The acquisition was completed in 1986 for a cost of approximately $10,110,000. The property has a net rentable area of 137,000 square feet, and was built with on-site parking facilities.

Generally, the leases pertaining to the property provide for pass-throughs to the tenants of their pro-rata share of certain operating expenses. In the opinion of the Managing General Partner, the property is adequately covered by insurance.

An affiliate of the Partnership was the property manager for the North Lake Plaza property through December 31, 1999.

Further information relating to the Partnership's properties is included in Item 7 and footnotes 4 and 5 to the Financial Statements in Item 8 below.


ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year to a vote of Unit holders.

                                     PART II

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

As of December 31, 2001, there were 12,583 holders of limited partnership interests.

The Partnership is a limited partnership and, accordingly, does not pay dividends. It does, however, make distributions of cash to its partners. Pursuant to the partnership agreement, distributable cash, as defined, is paid 90% to the Limited Partners and 10% to the general partners (the "General Partners").

Sale proceeds are distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

In fiscal year 2001, the Partnership paid a cash distribution of $10.75 per Unit from the previously undistributed proceeds from the 1998 sale of the Harborgate property. The total distribution of $997,385 was paid 100% to the Limited Partners. The Partnership did not pay cash distributions during the year ended October 31, 2000.

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


ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the
Partnership:

                                   Dean Witter Realty Income Partnership I, L.P.

                          For the years ended October 31, 2001, 2000, 1999, 1998 and 1997



                                     2001              2000             1999            1998 (1)         1997 (2)
                                  ---------------------------------------------------------------------------------

Total revenues                    $ 1,069,841       $1,155,033       $ 1,131,337     $ 14,765,035      $ 10,453,915

Net (loss) income (3)             $(1,365,263)      $  459,904       $   478,655     $ 13,380,578      $  5,854,208

Net (loss) income per unit of
Limited Partnership Interest      $    (15.43)      $     4.46       $      4.64     $     143.68      $      60.72

Cash distributions paid per
Unit of Limited
Partnership Interest (4)(5)       $     10.75       $       --       $        --     $     418.03      $     144.61

Total assets at
October 31                        $ 6,309,223       $8,757,448       $ 8,174,590     $  7,781,223      $ 33,613,496






1. Revenues and net income include gains of $12.9 million on the sales of the Carmel Park, Westwood 10 and Harborgate properties.

2. Revenues and net income include gains of $3.7 million on the sales of the Century Square and Arlington Business Center properties.

3. Includes a $2.0 million loss on impairment recorded for the North Lake Plaza property in 2002.

4. Distributions paid to Limited Partners in 1998 include a return of capital of $351.10 per Unit, calculated as the excess of cash distributed per Unit over accumulated earnings per Unit not previously distributed. All distributions paid to Limited Partners in 2001 and 1997 represent returns of capital.

5. Includes distributions of proceeds from sales of real estate of $10.75, $405.78 and $110.05 in 2000, 1998 and 1997, respectively.

The above financial data should be read in conjunction with the Financial Statements and the related notes in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As a result of the September 11, 2001 destruction of the World Trade Center, the Partnership changed the location of its principal offices to 1221 Avenue of the Americas, New York, NY, 10020.

The 2 World Trade Center address was the location of management and administration of the Partnership; the Partnership did not hold any of its assets at this location.

The Partnership raised $92,780,000 in a public offering which was terminated in 1984. The Partnership has no plans to raise additional capital.

The Partnership purchased six properties and made one investment in a partnership which owned an office property on an all-cash basis. The Partnership's acquisition program has been completed. No additional investments are planned. Except for the North Lake Plaza shopping center, all of the Partnership's properties were sold prior to November 1, 1998.

As discussed in Note 4 to the Financial Statements, the Partnership entered into an agreement to sell North Lake Plaza to an unaffiliated third party. The closing of the sale is expected to occur during the second quarter of fiscal 2002. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer.

Since the amount the Partnership expects to receive from the sale of the property is less than the net carrying value of the property, the Partnership wrote down the net carrying value of the property on its Financial Statements in
Item 8, and recognized a loss on impairment of real estate. The value of the property, as well as most commercial real estate, decreased in 2001 due to the deteriorating national economy (further hurt by the events of September 11, 2001).

There can be no assurance that the sale of North Lake Plaza contemplated by the agreement will be consummated, and that, if the sale is consummated, the final sale price would not be less than the contract price. However, if the Partnership does collect the amount it expects to receive from the sale, then the Managing General Partner expects to distribute the sale proceeds 100% to Limited Partners. Some sale proceeds are expected to be distributed approximately three months after closing.

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership will dissolve pursuant to the terms of its Partnership Agreement on the date of the closing of the sale of the North Lake Plaza property. Thereafter, the Partnership will wind up its affairs and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State. The timing of such termination is uncertain at the current time.

During 2001, average occupancy at North Lake Plaza was 83% and at October 31, 2001, occupancy at the shopping center was approximately 80% (a decrease of 6% from October 31, 2000). The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which subleased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and Burlington Coat Factory remain obligated, and continue to pay rent, under the lease. Since rent is being paid on this space, the Partnership considers the Home Depot space to be occupied. However, the physical vacancy of the Home Depot space is adversely impacting the sales of smaller tenants at the property, and, as a result, the increase in vacancy at the property has been caused by small tenants leaving their rental spaces.

The lease of Marshalls Inc. (for approximately 21% of the space) is scheduled to expire in 2007. North Lake Plaza is leased to 3 other tenants; no other tenants occupy more than 10% of the property's space.

During the year ended October 31, 2001, North Lake Plaza generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the period the Partnership continues to own it. During the year ended October 31, 2001, the Partnership added the cash generated by the property to the Partnership's cash reserves.

The Partnership believes that its cash reserves are adequate for its needs until it is terminated.

In November 2000, the Partnership paid a cash distribution of $10.75 per Unit to Limited Partners only. The amount distributed consisted of previously undistributed proceeds from the 1998 sale of the Harborgate property. Generally, future cash distributions will be paid from proceeds received from the sale of North Lake Plaza and cash reserves.

Except as discussed above and in the Financial Statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

OPERATIONS

Fluctuations in the Partnership's operating results for the year ended October 31, 2001 compared to 2000 and the year ended October 31, 2000 compared to 1999 were primarily attributable to the following:

The decrease in depreciation and amortization expense in 2001 compared to 2000 was due to the absence of depreciation expense on the North Lake Plaza property since February 1, 2001. The Partnership no longer records depreciation on this property because the Partnership reclassified North Lake Plaza as real estate held for sale on January 31, 2001.

The 2001 loss on impairment of real estate was caused by the writedown of the North Lake Plaza property (and related assets) to its expected sale price, net of closing costs and other deductions.

There were no other individually significant factors which caused changes in revenues or expenses in 2001 compared to 2000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                      INDEX

(a) Financial Statements

Independent Auditors' Report
Balance Sheets at October 31, 2001 and 2000
Statements of Operations for the years ended
  October 31, 2001, 2000 and 1999
Statements of Partners' Capital for the years
  ended October 31, 2001, 2000 and 1999
Statements of Cash Flows for the years ended
  October 31, 2001, 2000 and 1999
Notes to Financial Statements


(b)  Financial statement schedule

III. Real Estate and Accumulated Depreciation






All schedules other than those indicated above have been omitted because either the required information is not applicable or the information is shown in the financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

To The Partners of
Dean Witter Realty Income Partnership I, L.P.:


We have audited the accompanying balance sheets of Dean Witter Realty Income Partnership I, L.P. (the "Partnership") as of October 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended October 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Realty Income Partnership I, L.P. as of October 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                /s/Deloitte & Touche LLP
                                                DELOITTE & TOUCHE LLP


New York, New York
January 22, 2002

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 BALANCE SHEETS

                                                        OCTOBER 31,
                                                -------------------------------
                                                 2001                2000
                                                -------------------------------
       ASSETS
       ------
Cash and cash equivalents                       $ 1,668,178        $  2,118,062

Real estate:
    Land                                                 --           2,312,300
    Building and improvements                            --           7,489,594
                                                 ----------          ----------
                                                                      9,801,894
    Accumulated depreciation                             --          (3,295,444)
                                                 ----------          ----------
                                                         --           6,506,450
Real estate held for sale                         4,600,000                  --

Other assets                                         41,045             132,936
                                                 ----------          ----------
                                                $ 6,309,223        $  8,757,448
                                                 ==========          ==========



                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities          $   245,839        $    331,416
                                                 ----------          ----------
Partners' capital (deficiency)
  General partners                               (4,280,486)         (4,346,567)
  Limited partners ($1,000 per Unit,
    92,780 Units issued)                         10,343,870          12,772,599
                                                 ----------          ----------
Total partners' capital                           6,063,384           8,426,032
                                                 ----------          ----------
                                                 $6,309,223          $8,757,448
                                                 ==========          ==========




                 See accompanying notes to financial statements.

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                             2001         2000           1999
                                             ----         ----           ----
Revenues:
Rental                                  $ 1,019,312    $ 1,074,253   $ 1,060,291
Interest and other                           50,529         80,780        71,046
                                        -----------    -----------   -----------

                                          1,069,841      1,155,033     1,131,337
                                        -----------    -----------   -----------
Expenses:
Property operating                          263,958        330,456       320,502
Depreciation and amortization                66,458        238,389       216,168
General and administrative                   78,619        126,284       116,012
Loss on impairment of real estate         2,026,069           --            --
                                        -----------    -----------   -----------
                                          2,435,104        695,129       652,682
                                        -----------    -----------   -----------

Net (loss) income                       $(1,365,263)   $   459,904   $   478,655
                                        ===========    ===========   ===========

Net (loss) income allocated to:

Limited partners                        $(1,431,344)   $   413,914   $   430,789
General partners                             66,081         45,990        47,866
                                        -----------    -----------   -----------
                                        $(1,365,263)   $   459,904   $   478,655
                                        ===========    ===========   ===========
Net (loss) income per Unit of
limited partnership interest            $    (15.43)   $      4.46   $      4.64
                                        ===========    ===========   ===========





                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

               FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999



                                       LIMITED          GENERAL
                                       PARTNERS         PARTNERS        TOTAL
                                       --------         --------        -----
Partners' capital (deficiency)
at November 1, 1998                $ 11,927,896    $ (4,440,423)   $  7,487,473

Net income                              430,789          47,866         478,655
                                   ------------    ------------    ------------
Partners' capital (deficiency)
at October 31, 1999                  12,358,685      (4,392,557)      7,966,128

Net income                              413,914          45,990         459,904
                                   ------------    ------------    ------------
Partners' capital (deficiency)
at October 31, 2000                  12,772,599      (4,346,567)      8,426,032

Net (loss) income                    (1,431,344)         66,081      (1,365,263)

Cash distribution                      (997,385)           --          (997,385)
                                   ------------    ------------    ------------
Partners' capital (deficiency)
at October 31, 2001                $ 10,343,870    $ (4,280,486)   $  6,063,384
                                   ============    ============    ============




                 See accompanying notes to financial statements.


                                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                              STATEMENTS OF CASH FLOWS

                                FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999


                                                                2001           2000             1999
                                                                ----           ----             ----
Cash flows from operating activities:

    Net (loss) income                                       $(1,365,263)   $   459,904    $   478,655
        Adjustments to reconcile net (loss)
        income to net cash provided by
        operating activities:
        Loss on impairment of real estate                     2,026,069           --             --
        Depreciation and amortization                            66,458        238,389        216,168
        Increase in other assets                                (94,186)       (24,180)      (104,424)
        (Decrease) increase in accounts
           payable and other liabilities                        (85,577)       122,954        (85,288)
                                                            -----------    -----------    -----------

           Net cash provided by
               operating activities                             547,501        797,067        505,111
                                                            -----------    -----------    -----------
Cash flows from investing activities:

    Additions to real estate                                       --          (35,000)      (223,750)
                                                            -----------    -----------    -----------
Cash flows from financing activities:

    Cash distributions                                         (997,385)          --             --
                                                            -----------    -----------    -----------
(Decrease) increase in cash and
    cash equivalents                                           (449,884)       762,067        281,361

Cash and cash equivalents at
    beginning of year                                         2,118,062      1,355,995      1,074,634
                                                            -----------    -----------    -----------
Cash and cash equivalents at end of year                    $ 1,668,178    $ 2,118,062    $ 1,355,995
                                                            -----------    -----------    -----------
Supplemental disclosure of non-cash investing activities:

        Reclassification to real estate held for sale:

           Land                                             $ 2,312,300    $      --      $      --
           Building and improvements                          7,489,594           --             --
           Accumulated depreciation                          (3,350,890)          --             --
           Deferred leasing commissions
               and other assets                                 175,065           --             --
                                                            -----------    -----------    -----------
                                                              6,626,069           --             --
    Loss on impairment of real estate                        (2,026,069)          --             --
                                                            -----------    -----------    -----------
Real estate held for sale                                   $ 4,600,000    $      --      $      --
                                                            ===========    ===========    ===========


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

As discussed in Note 4, the Partnership has entered into an agreement to sell the North Lake Plaza shopping center, its last remaining real estate investment, to an unaffiliated third party. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership plans to wind up its affairs and terminate. However, there can be no assurance that the sale contemplated by the agreement will be consummated.

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

Because the determination of fair value is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates which are inherently subjective, the amounts ultimately realized at disposition may differ materially from the net carrying value as of October 31, 2001. The cash flows used to evaluate the recoverability of the properties and to determine fair value are based on good faith estimates and assumptions developed by the Managing General Partner. Unanticipated events and circumstances may occur and some assumptions may not materialize; therefore, actual results may vary from the estimates and the variances may be material. The Partnership may provide additional write-downs which could be material in subsequent years if real estate markets or local economic conditions change.

Deferred leasing commissions, which were a component of other assets, were amortized over the applicable lease terms.

Net (loss) income per Unit amounts are calculated by dividing net (loss) income allocated to Limited Partners, in accordance with the Partnership Agreement, by the weighted average number of Units outstanding.

No provision for income taxes has been made in the financial statements, since the liability for such taxes is that of the partners rather than the Partnership.

For income tax purposes, Partnership results are reported for the calendar year. The accounting policies used for tax reporting purposes differ from those used for financial reporting as follows: (a) depreciation is calculated using accelerated methods, (b) rental income is recognized based on the payment terms in the applicable leases, and (c) writedowns for impairment of real estate are not deductible. In addition, offering costs are treated differently for tax and financial reporting purposes. The tax basis of the Partnership's assets and liabilities is approximately $7.4 million higher than the amounts reported for financial statement purposes.

3.    PARTNERSHIP AGREEMENT

The Partnership Agreement provides that distributable cash, as defined, will be paid 90% to the Limited Partners and 10% to the General Partners.

Sale proceeds will be distributed, to the extent available, first, to each Limited Partner, until there has been a return of the Limited Partner's capital contribution plus cumulative distributions of distributable cash and sale proceeds in an amount sufficient to provide a 9% cumulative annual return on the Limited Partner's adjusted capital contribution. Thereafter, any remaining sale proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners after the Managing General Partner receives a brokerage fee, if earned, of up to 3% of the selling price of any equity investment. To date, the General Partners have not received any distributions of sale proceeds or brokerage fees.

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

Distributions paid to the Limited Partners during the year ended October 31, 2001 included a return of capital, determined as cash distributed per Unit in excess of accumulated earnings per Unit not previously distributed, of $10.75 per Unit. No distributions were paid during the years ended October 31, 2000 and 1999.

4.    REAL ESTATE HELD FOR SALE

The location, year of acquisition and net carrying value of the Partnership's sole property are as follows:

                                                       NET CARRYING VALUE AT
                                     YEAR OF                OCTOBER 31
                                   ACQUISITION         2001            2000
                                   -----------         ----            ----
North Lake Plaza
Altamonte Springs, FL              1984, 1986      $4,600,000      $6,506,450
                                                   ==========      ==========

On January 18, 2002, the Partnership entered into an agreement to sell North Lake Plaza to an unaffiliated third party. The closing of the sale is expected to occur during the second quarter of fiscal 2002. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that the sale contemplated by the agreement will be consummated, and that, if the sale is consummated, the final sale price would not be less than the contract price.

The Partnership expects to receive $4.6 million, net of closing costs and other deductions, from the sale of North Lake Plaza. In accordance with the impairment evaluation policy described in Note 2, the Partnership evaluated the recoverability of its investment in real estate held for sale and concluded that, based on the $4.6 million that the Partnership expects to receive from the sale of the property, the Partnership would be unable to recover its recorded investment in North Lake Plaza. Accordingly, as of October 31, 2001, the Partnership wrote the property down to $4.6 million, and recorded a loss on impairment of real estate of approximately $2.0 million.

Originally, the Partnership agreed to sell the North Lake Plaza shopping center to a different unaffiliated third party pursuant to a Purchase and Sale Agreement executed February 15, 2001. In June 2001, the Agreement lapsed without closing of the sale. However, at January 31, 2001, the Partnership reclassified the North Lake Plaza property as real estate held for sale. Accordingly, the Partnership did not record depreciation on the property after the first quarter of 2001.

Currently, the Partnership only earns rental revenues from the North Lake Plaza property. During the year ended October 31, 2001, the following two tenants at the property generated approximately 72% of the Partnership's rental revenues:
Home Depot (57%) and Marshalls (15%). Expense reimbursements, paid by tenants of North Lake Plaza pursuant to their leases, are included in rental revenues.

5.    LEASES

Minimum future rental income under noncancellable operating leases of the North Lake Plaza property as of October 31, 2001 is as follows:

              Year ending October 31:
              2002                      748,144
              2003                      408,693
              2004                      236,928
              2005                      194,936
              2006                      151,200
              Thereafter                 37,800
                                     ----------
              Total                  $1,777,701
                                     ==========

The Partnership has determined that all of the property's leases are operating leases. The leases generally provide for fixed minimum rents with rental escalation and/or expense reimbursement clauses.


6.    RELATED PARTY TRANSACTIONS

An affiliate of the Managing General Partner provided property management services for North Lake Plaza until December 31, 1999. The Partnership paid the affiliate management fees of approximately $8,000 and $43,000 for the years ended October 31, 2000 and 1999, respectively. These amounts are included in property operating expenses.

Another affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. In 2001, 2000 and 1999 the affiliate was reimbursed approximately $21,000, $32,000 and $46,000, respectively, for these services. These amounts are included in general and administrative expenses.

At October 31, 2001 and 2000, the Partnership's accounts payable and other liabilities included approximately $44,000 and $42,000, respectively, due to affiliates of the Managing General Partner for administrative fees and expense reimbursements.

7.    SUMMARY OF QUARTERLY RESULTS (UNAUDITED)

                                                      NET INCOME (LOSS) PER UNIT
                                                                  OF
                                       NET INCOME         LIMITED PARTNERSHIP
                       REVENUE           (LOSS)                INTEREST
                       -------           ------        -------------------------
2001

  January 31          $   284,549        $   146,580         $      1.42
  April 30                291,339            216,190                2.10
  July 31                 276,117            136,260                1.32
  October 31              217,836         (1,864,293)             (20.27)
                      -----------        -----------         -----------
  Total               $ 1,069,841        $(1,365,263)        $    (15.43)
                      ===========        ===========         ===========


2000

  January 31          $   292,571        $   125,370         $      1.22
  April 30                283,587             86,322                0.83
  July 31                 283,342            123,594                1.20
  October 31              295,533            124,618                1.21
                      -----------        -----------         -----------
  Total               $ 1,155,033        $   459,904         $      4.46
                      ===========        ===========         ===========


The net loss incurred during the quarter ended October 31, 2001, includes the loss on impairment of real estate discussed in Note 4 above.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Partnership is a limited partnership that has no directors or officers.

The directors and executive officers of the Managing General Partner are as follows:

                                                POSITION WITH THE
              NAME                          MANAGING GENERAL PARTNER
              ----                          ------------------------
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

William B. Smith, age 58, has been an Advisory Director of Morgan Stanley Dean Witter & Co., Inc. since July 2000. From June 1997 to July 2000, Mr. Smith was a Managing Director of Morgan Stanley & Co., Inc. and Co-head of Morgan Stanley Realty Incorporated. Prior to June 1997, Mr. Smith was an Executive Vice President of Morgan Stanley DW Inc. and Director of its Investment Banking Department for more than five years.

E. Davisson Hardman, Jr., age 52, has been an Advisory Director of Morgan Stanley Dean Witter & Co. since September 2001. From June 1997 to September 2001, he was a Managing Director of Morgan Stanley Asia, Ltd. For more than five years before June 1997, Mr. Hardman was a Managing Director of Dean Witter Realty Inc.

Ronald T. Carman, age 50, has been an Assistant Secretary of Morgan Stanley Dean Witter & Co. since June 1997 and a Managing Director of Morgan Stanley & Co. Inc. since July 1998. Previously, he was a Senior Vice President and Associate General Counsel of Morgan Stanley DW Inc., which he joined in 1984.

There is no family relationship among any of the foregoing persons.


ITEM 11. EXECUTIVE COMPENSATION

The General Partners are entitled to receive cash distributions, when and as cash distributions are made to the Limited Partners, and a share of taxable income or tax loss. Descriptions of such distributions and allocations are in
Item 5 above. There were no cash distributions paid to the General Partners in fiscal years 2001, 2000 and 1999.

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above.

The directors and officers of the Partnership's Managing General Partner received no remuneration from the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The following is known to the Partnership to be the beneficial owner of more than five percent of the Units:

                                                     UNITS BENEFICIALLY OWNED
             NAME OF BENEFICIAL OWNERS                  NUMBER      PERCENT
             -------------------------                  ------      -------
Madison Avenue Investment Partners, LLC ("MAIP");
First Equity Realty, LLC ("FER");
The Harmony Group II, LLC ("Harmony");
Ronald M. Dickerman;
Bryan E. Gordon (collectively the "Reporting
Persons")                                                6,131         6.61%


The information set forth in this Item 12 (a) is based on Amendment No. 1 to
Schedule 13G Information Statement filed February 14, 2001 by the Reporting Persons. Such Schedule 13G discloses that MAIP has sole voting and sole dispositive power over 6,131 Units and that each of the Reporting Persons beneficially owns and has shared voting and shared dispositive power over 6,131 Units.

The address of MAIP, Harmony and Mr. Gordon is P.O. Box 7533, Incline Village, Nevada 89452. The address of FER and Mr. Dickerman is 410 Park Avenue, Suite 540, NY, NY 10022.


(b) The directors and executive officers of the Managing General Partner own the following Units as of January 1, 2001:


       (1)                        (2)                            (3)
                                NAME OF                  AMOUNT AND NATURE OF
  TITLE OF CLASS           BENEFICIAL OWNER              BENEFICIAL OWNERSHIP
  --------------           ----------------              --------------------

Limited             All directors and executive               *
Partnership         officers of Managing General
Interests           Partner, as a group


________________________
* Own, by virtue of their ownership of Limited Partnership interests in the Associate General Partner, less than 1% of the Units of the Partnership.

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

The General Partners and their affiliates were paid certain fees and reimbursed for certain expenses. Information concerning such fees and reimbursements is contained in Note 6 to the Financial Statements in Item 8 above. The Partnership believes that the payment of fees and the reimbursement of expenses to the General Partners and their affiliates are on terms as favorable as would be obtained from unrelated third parties.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this Annual Report:

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

     4. (a) Amended and Restated Agreement of Limited Partnership dated as of August 15, 1983 set forth in Exhibit A to the Prospectus included in Registration Statement Number 286041 is incorporated herein by reference.

          (b) Certificate of Limited Partnership included in Registration Statement Number 286041 is incorporated herein by reference.

     10. (a) Purchase and Sale Agreements for properties purchased were filed as Exhibits to Form 8-K on April 26, 1984, October 17, 1984, October 26, 1984, October 31, 1984, December 20, 1984, July 15,
               1985 and October 29, 1985 and are incorporated herein by reference.

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

          (e) "Purchase and Sale Agreement" dated as of November 10,1997 for sale of the Carmel Park property and the related "First Amendment to Purchase and Sale Agreement" dated as of December 2, 1997 were filed as Exhibits to Form 8-K on December 8, 1997 and are incorporated herein by reference.

          (f) "Purchase and Sale Agreement" dated as of October 30,1997 for sale of the Westwood 10 property was filed as an Exhibit to Form 8-K on December 23, 1997 and is incorporated herein by reference.

          (g) "Purchase and Sale Agreement" dated as of May 29, 1998 for sale of the Harborgate property was filed as an Exhibit to Form 8-K on July 10, 1998 and is incorporated herein by reference.

B.  Reports on Form 8-K

    Report on Form 8-K dated September 11, 2001, disclosing the change of the address of the Partnership's executive office due to the destruction of the World Trade Center.

SCHEDULE III

                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                                OCTOBER 31, 2001

                                      INITIAL COST TO PARTNERSHIP (A)

                                                                           COST
                                                                     CAPITALIZED
                                      BUILDING AND                    SUBSEQUENT
     DESCRIPTION           LAND       IMPROVEMENTS       TOTAL       ACQUISITION
     -----------           ----       ------------       -----       -----------
Shopping Center
Altamonte Springs, FL  $ 2,300,000     $7,626,517     $9,926,517      $1,252,377




                                                    GROSS AMOUNT AT
                                              WHICH CARRIED AT END OF PERIOD
                                         ---------------------------------------
                                                      BUILDINGS &
     DESCRIPTION        REDUCTIONS        LAND       IMPROVEMENTS        TOTAL
     -----------        ----------       -----       ------------        -----
Shopping Center
Altamonte Springs, FL  $(1,377,000)(B)   $    --     $      --           $    --
                        (9,801,894)(C)
                        ----------
                       $(11,178,894)
                        ==========
                                                                  LIFE ON WHICH
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                      ACCUMULATED     DATE OF                     STATEMENTS IS
     DESCRIPTION      DEPRECIATION  CONSTRUCTION  DATE ACQUIRED      COMPUTED
     -----------      ------------  ------------  -------------   --------------
Shopping Center
Altamonte Springs, FL   $3,350,890    1981-1985    October 1984      5-40 years

Notes:

(A) The initial cost includes the purchase price paid by the Partnership and acquisition fees and expenses. No carrying costs have been capitalized subsequent to acquisition. There is no difference between cost for financial reporting purposes and federal income tax purposes.
(B)  1996 loss on impairment of real estate
(C) Shopping center was reclassified as real estate held for sale in fiscal year 2001.


SCHEDULE III (CONT'D)

                                                2001           2000        1999
                                                ----           ----        ----
(B) Reconciliation of real estate
    owned at October 31:
    Balance at beginning of period          $ 9,801,894    $ 9,766,894   $ 9,543,144
    Improvements                                   --           35,000       223,750
    Reclass to real estate held for sale     (9,801,894)          --            --
                                             ----------     ----------     ---------

      Balance at end of period              $      --      $ 9,801,894   $ 9,766,894
                                             ==========     ==========     =========


(C)  Reconciliation of accumulated depreciation:

    Balance at beginning of period          $ 3,295,444    $ 3,071,562    $2,866,051
    Depreciation expense                         55,446        223,882       205,511
    Reclass to real estate held for sale     (3,350,890)          --           --
                                             ----------     ----------     ---------
    Balance end of period                   $       --       3,295,444   $ 3,071,562
                                             ==========     ==========     =========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


By:  Dean Witter Realty Income Properties I Inc.
     Managing General Partner


By:  /s/  E. Davisson Hardman, Jr.                     Date:  January 25, 2002
    ----------------------------------------
     E. Davisson Hardman, Jr.
     President



By:  /s/Jeffrey D. Hahn                                Date:  January 25, 2002
    ----------------------------------------
     Jeffrey D. Hahn
     Vice President
    (Principal Financial and
      Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DEAN WITTER REALTY INCOME PROPERTIES I INC.
Managing General Partner


/s/ William B. Smith                                   Date:  January 25, 2002
    ----------------------------------------
    William B. Smith
    Chairman of the Board of Directors



/s/ E. Davisson Hardman, Jr.                           Date:  January 25, 2002
    ----------------------------------------
    E. Davisson Hardman, Jr.
    Director



/s/ Ronald T. Carman                                   Date:  January 25, 2002
    ----------------------------------------
    Ronald T. Carman
    Director