Form 10-Q
period 2002-01-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2002-03-18
CIK 726315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the period ended January 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number 0-13260

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                  ---------------------------------------------
         (Exact name of registrant as specified in governing instrument)

       Delaware                                           13-3174553
-----------------------                        ---------------------------------
(State of organization)                        (IRS Employer Identification No.)

1221 Avenue of the Americas, New York, NY                               10020
-----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (800) 829-8585

Former name, former address and former fiscal year, if changed since last report: not applicable.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

                         PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 BALANCE SHEETS

                                                    JANUARY 31,     OCTOBER 31,
                                                       2002            2001
                                                    -----------     -----------
                                     ASSETS

Cash and cash equivalents                           $ 1,768,615     $ 1,668,178

Real estate held for sale                             4,600,000       4,600,000

Other assets                                             36,575          41,045
                                                    -----------     -----------

                                                    $ 6,405,190     $ 6,309,223
                                                    ===========     ===========


                        LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities              $   208,128     $   245,839
                                                    -----------     -----------

Partners' capital (deficiency):
  General Partners                                   (4,267,118)     (4,280,486)
  Limited Partners
    ($1,000 per Unit, 92,780 Units issued)           10,464,180      10,343,870
                                                    -----------     -----------

Total partners' capital                               6,197,062       6,063,384
                                                    -----------     -----------

                                                    $ 6,405,190     $ 6,309,223
                                                    ===========     ===========


                 See accompanying notes to financial statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

                                                         2002             2001
                                                       --------         --------
Revenues:
  Rental                                               $232,541         $266,811
  Interest and other                                      5,369           17,738
                                                       --------         --------

                                                        237,910          284,549
                                                       --------         --------

Expenses:
  Property operating                                     88,313           48,922
  Depreciation and amortization                              --           58,198
  General and administrative                             15,919           30,849
                                                       --------         --------

                                                        104,232          137,969
                                                       --------         --------

Net income                                             $133,678         $146,580
                                                       ========         ========

Net income allocated to:
  Limited Partners                                     $120,310         $131,922
  General Partners                                       13,368           14,658
                                                       --------         --------

                                                       $133,678         $146,580
                                                       ========         ========

Net income per Unit of limited
  partnership interest                                 $   1.30         $   1.42
                                                       ========         ========


                 See accompanying notes to financial statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                       THREE MONTHS ENDED JANUARY 31, 2002

                                          LIMITED       GENERAL
                                          PARTNERS      PARTNERS         TOTAL
                                        -----------   -----------    -----------

Partners' capital (deficiency) at
November 1, 2001                        $10,343,870   $(4,280,486)   $ 6,063,384

Net income                                  120,310        13,368        133,678
                                        -----------   -----------    -----------

Partners' capital (deficiency) at
January 31, 2002                        $10,464,180   $(4,267,118)   $ 6,197,062
                                        ===========   ===========    ===========


                 See accompanying notes to financial statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED JANUARY 31, 2002 AND 2001

                                                                2002          2001
                                                             ----------    -----------
Cash flows from operating activities:
  Net income                                                 $  133,678    $   146,580
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization                                --         58,198
        Decrease (increase) in other assets                       4,470        (22,472)
        Decrease in accounts payable and other liabilities      (37,711)       (90,325)
                                                             ----------    -----------
          Net cash provided by operating activities             100,437         91,981
                                                             ----------    -----------

Cash flows from financing activities:
  Cash distribution                                                  --       (997,385)
                                                             ----------    -----------

Increase (decrease) in cash and cash equivalents                100,437       (905,404)

Cash and cash equivalents at beginning of period              1,668,178      2,118,062
                                                             ----------    -----------

Cash and cash equivalents at end of period                   $1,768,615    $ 1,212,658
                                                             ==========    ===========

Supplemental disclosure of non-cash investing activities:
  Reclassification of real estate held for sale:
    Decrease in real estate:
      Land                                                   $       --    $ 2,312,300
      Building and improvements                                      --      7,489,594
      Accumulated depreciation                                       --     (3,350,890)
                                                             ----------    -----------

  Increase in real estate held for sale                      $       --    $ 6,451,004
                                                             ==========    ===========

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          NOTES TO FINANCIAL STATEMENTS

1. THE PARTNERSHIP

Dean Witter Realty Income Partnership I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in 1983. The Partnership's fiscal year ends on October 31.

As discussed in Note 2, the Partnership expects to sell its remaining real estate investment in fiscal 2002. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment will cause the dissolution of the Partnership. Thereafter, the Partnership plans to wind up its affairs and terminate.

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

These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended October 31, 2001. Operating results of interim periods may not be indicative of the operating results for the entire year.

2. REAL ESTATE HELD FOR SALE

The Partnership has entered into an amended agreement to sell North Lake Plaza to an unaffiliated third party. The closing of the sale is expected to occur during the second quarter of fiscal 2002. Consummation of the sale is subject to customary closing costs and conditions, including final due diligence by the buyer. There can be no assurance that the sale contemplated by the agreement will be consummated, and that, if the sale is consummated, the final sale price would not be less than the contract price.

The Managing General Partner expects to distribute the sale proceeds 100% to Limited Partners. Some sale proceeds are expected to be distributed approximately three months after closing.

The Partnership has not recorded depreciation on the property since the Partnership reclassified the North Lake Plaza property as real estate held for sale on January 31, 2001. At October 31, 2001, the Partnership wrote down the net carrying value of the real estate held for sale from approximately $6.5 million to $4.6 million.

During the three months ended January 31, 2002, the following two tenants at the North Lake Plaza property generated approximately 80% of the Partnership's rental revenues: Home Depot (63%) and Marshalls (17%). Expense reimbursements, paid by the tenants of North Lake Plaza pursuant to their leases, are included in rental revenues.

3. RELATED PARTY TRANSACTIONS

An affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the three months ended January 31, 2002 and 2001, the Partnership incurred approximately $5,200 and $8,100, respectively, for these services. These amounts are included in general and administrative expenses. As of January 31, 2002, accounts payable and other liabilities include the $5,200 amount due to the affiliate for services it performed for the Partnership in 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

As discussed in Note 2 to the financial statements, the Partnership has entered into an amended agreement to sell the North Lake Plaza shopping center, the Partnership's last remaining property. However, there can be no assurance that the sale of North Lake Plaza contemplated by the agreement will be consummated, and that, if the sale is consummated, the final sale price would not be less than the contract price.

The Partnership also continues to actively market the property for sale to third parties other than the purchaser; such efforts are allowed by the amended sale agreement.

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

During the three months ended January 31, 2002, average occupancy at North Lake Plaza was 80%. The lease for Home Depot (for approximately 50% of the property's space) is scheduled to expire in 2003. The Burlington Coat Factory, which subleased all the space leased to Home Depot, vacated the space in October 1999; however, both Home Depot and Burlington Coat Factory remain obligated, and continue to pay rent, under the lease. Since rent is being paid on this space, the Partnership considers the Home Depot space to be occupied. The lease of Marshalls Inc. (for approximately 21% of the space) is scheduled to expire in 2007. No other tenants occupy more than 10% of the property's space.

During the three months ended January 31, 2002, the North Lake Plaza shopping center generated positive cash flow from operations, and it is anticipated that the property will continue to do so during the remainder of fiscal year 2002. During the first quarter of 2002, the Partnership added the cash generated by the property to the Partnership's cash reserves.

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

OPERATIONS

The decrease in rental income at the property during the three months ended January 31, 2002 compared to 2001 was primarily caused by an increase in vacancy at the property during the second half of 2001.

The increase in property operating expenses during the three months ended January 31, 2002 compared to 2001 primarily resulted from the absence in 2002 of a 2001 cash receipt, for approximately $35,000, of a real estate tax refund relating to the Arlington Business Center property. This property was sold in October 1997.

The decrease in depreciation and amortization expenses during the three months ended January 31, 2002 compared to 2001 was due to the absence of depreciation expense on the North Lake Plaza property in 2002. The Partnership no longer records depreciation on this property because the Partnership reclassified North Lake Plaza as real estate held for sale on January 31, 2001.

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

      a)    Exhibits
            Not applicable

      b)    Reports on Form 8-K
            None

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

                                DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


                                By: Dean Witter Realty Income Properties I, Inc.
                                    Managing General Partner



Date: March 15, 2002            By: /S/  E. Davisson Hardman, Jr.
                                    --------------------------------------------
                                    E. Davisson Hardman, Jr.
                                    President



Date: March 15, 2002            By: /S/  Jeffrey D. Hahn
                                    --------------------------------------------
                                    Jeffrey D. Hahn
                                    Vice President
                                    Principal Financial and Accounting Officer