Form 10-Q
period 2002-04-30
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2002-06-13
CIK 726315

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended April 30, 2002

                                       OR

[   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________ to ________.

                         Commission File Number: 0-13260


                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                  ---------------------------------------------
         (Exact name of registrant as specified in governing instrument)


       Delaware                                      13-3174553
----------------------                    --------------------------------
(State of organization)                   (IRS Employer Identification No.)


      195 Broadway, New York, NY                       10007
---------------------------------------              ---------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (800) 829-8585
                                                    --------------


                1221 Avenue of the Americas, New York, NY 10020
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No _____
    -----

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



Item 1.  Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 BALANCE SHEETS



                                                      April 30,      October 31,
                                                        2002            2001
--------------------------------------------------------------------------------

                                     ASSETS

Cash and cash equivalents                            $  980,864     $1,668,178

Real estate held for sale                                     -      4,600,000

Other assets                                             84,426         41,045
-------------------------------------------------------------------------------

                                                     $1,065,290     $6,309,223
===============================================================================



                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable and other liabilities               $  212,822     $  245,839

Distribution payable to General Partners                114,295              -
-------------------------------------------------------------------------------

                                                        327,117        245,839
-------------------------------------------------------------------------------

Partners' capital (deficiency):
  General Partners                                   (4,377,985)    (4,280,486)
  Limited Partners ($1,000 per Unit,
    92,780 Units issued)                              5,116,158     10,343,870
-------------------------------------------------------------------------------

    Total partners' capital                             738,173      6,063,384
-------------------------------------------------------------------------------

                                                     $1,065,290     $6,309,223
===============================================================================



                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

               Three and six months ended April 30, 2002 and 2001



                                    Three months ended        Six months ended
                                         April 30                 April 30
                                    2002          2001        2002        2001
--------------------------------------------------------------------------------

Revenues:                        $145,666      $279,065    $378,207    $545,876
 Rental                            48,753             -      48,753           -
 Gain on sale of real estate       10,559        12,274      15,928      30,012
 Interest and other

--------------------------------------------------------------------------------

                                  204,978       291,339     442,888     575,888
--------------------------------------------------------------------------------

Expenses:
 Property operating               106,266        36,794     194,579      85,716
 Depreciation and amortization          -         2,753           -      60,951
General and administrative         15,676        35,602      31,595      66,451
--------------------------------------------------------------------------------

                                  121,942        75,149     226,174     213,118
--------------------------------------------------------------------------------

Net income                       $ 83,036      $216,190    $216,714    $362,770
================================================================================

Net income allocated to:
  Limited Partners               $ 79,608      $194,571    $199,918    $326,493
  General Partners                  3,428        21,619      16,796      36,277
--------------------------------------------------------------------------------

                                 $ 83,036      $216,190    $216,714    $362,770
================================================================================

Net income per Unit of

limited partnership interest     $   0.86      $   2.10    $   2.15   $   3.52
================================================================================




               See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Six months ended April 30, 2002



                                          Limited        General
                                         Partners       Partners        Total
--------------------------------------------------------------------------------
Partners' capital (deficiency)
  at November 1, 2001                  $10,343,870    $(4,280,486)   $6,063,384

Net income                                 199,918         16,796       216,714
--------------------------------------------------------------------------------

Distribution                            (5,427,630)      (114,295)   (5,541,925)

Partners' capital (deficiency)
  at April 30, 2002                    $ 5,116,158    $(4,377,985)   $  738,173
================================================================================





                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF CASH FLOWS

                    Six months ended April 30, 2002 and 2001


                                                                                    2002                2001
--------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income                                                                   $   216,714           $   362,770
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of real estate                                                  (48,753)                    -
      Depreciation and amortization                                                      -                60,951
      Increase in other assets                                                     (43,381)              (38,993)
      Decrease in accounts payable and other liabilities                           (33,017)              (42,288)
--------------------------------------------------------------------------------------------------------------------

          Net cash provided by operating activities                                 91,563               342,440
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of real estate                                              4,648,753                     -
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Distributions                                                                 (5,541,925)             (997,385)
  Increase in distribution payable to General Partners                             114,295                     -
--------------------------------------------------------------------------------------------------------------------

         Net cash used in financing activities                                  (5,427,630)             (997,385)
--------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                             (687,314)             (654,945)

Cash and cash equivalents at beginning of period                                 1,668,178             2,118,062
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                     $   980,864           $ 1,463,117



Supplemental disclosure of non-cash investing activities:
  Reclassification of real estate to real estate held for sale:
      Land
      Building and improvements                                                $         -           $ 2,312,300
      Accumulated depreciation                                                           -             7,489,594
                                                                                         -            (3,350,890)
--------------------------------------------------------------------------------------------------------------------

 Real estate held for sale                                                     $         -           $ 6,451,004
====================================================================================================================



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

As discussed in Note 2, the Partnership sold the North Lake Plaza Shopping Center, its only remaining real estate investment, in March 2002. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment has effectuated the dissolution of the Partnership. Accordingly, the Partnership plans to wind up its affairs, distribute the balance of the Partnership's cash holdings and terminate before December 31, 2002.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to the Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain from the sale of the North Lake Plaza property in March 2002 and the reclassification of such property as real estate held for sale in January 2001, such adjustments consist only of normal recurring accruals.

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

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements


2.  Sale of Real Estate
    -------------------

Pursuant to a Purchase and Sale Agreement dated as of January 18, 2002, the Partnership entered into an agreement, as amended, to sell the land and building which comprise the North Lake Plaza property, for a negotiated sale price of $5.0 million, to Vlass Group LLC, an unaffiliated party.

The closing of the sale took place on March 27, 2002. At closing, the Partnership received sale proceeds of approximately $4.65 million, net of closing costs and other deductions. In April 2002, the Partnership distributed, to Limited Partners only, a portion of the sale proceeds (see Note 4).

The net book value of the property at October 31, 2001 was $4.6 million. During the second fiscal quarter of 2002, the Partnership recognized a gain on this sale of approximately $49,000 which was allocated 100% to the Limited Partners.

3.   Related Party Transactions
     --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the six months ended April 30, 2002 and 2001, the Partnership incurred approximately $10,000 and $16,000, respectively, for these services. These amounts are included in general and administrative expenses.

At April 30, 2002, the Partnership's accounts payable and other liabilities included approximately $10,000 due to the affiliate for the 2002 services it performed for the Partnership and $14,000 of expenses the affiliate paid on behalf of the Partnership.

4.    Distribution
      ------------

On April 26, 2002, the Partnership distributed, 100% to the Limited Partners, approximately $5.4 million ($58.50 per Unit). This distribution consisted of $4.4 million ($47.41 per Unit) from a portion of the proceeds from the sale of the


                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements

North Lake Plaza property and $1.0 million ($11.09 per Unit) from Partnership cash reserves. The General Partners deferred their receipt of their share of the cash reserves distribution ($114,295) to ensure that the Partnership would have cash on hand to cover all liabilities that may arise while the Partnership winds up its affairs.

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

As discussed in Note 2 to the financial statements, the Partnership sold the North Lake Plaza shopping center, the Partnership's last remaining property, in March 2002.

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement on March 27, 2002, the date on which the North Lake Plaza property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash holdings, and terminate its existence by filing a certificate of cancellation in the office of the Delaware Secretary of State before December 31, 2002.

During the period the Partnership owned North Lake Plaza during the six months ended April 30, 2002, the shopping center generated positive cash flow from operations. The Partnership added the cash generated by North Lake Plaza in 2002 to the Partnership's cash reserves.

As discussed in Note 4 to the financial statements, in April 2002, the Partnership paid a cash distribution of $58.50 per Unit to Limited Partners only. The Partnership believes that its remaining cash reserves are adequate for its needs until it is terminated.

Operations
----------

The gain on sale of real estate resulted from the Partnership's sale of North Lake Plaza on March 27, 2002.

The decreases in rental revenues in 2002 were primarily caused by the sale of North Lake Plaza and increased vacancy of the property.

The increases in property operating expenses in 2002 compared to 2001 were primarily due to the absence of the first quarter 2001 receipt of a real estate tax refund of

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

approximately $35,000, relating to the Arlington Business Center property (sold October 1997) and the second quarter 2001 collection of a $65,000 receivable which was previously written off by the Partnership. The 2002 savings in property operating expenses caused by the sale of North Lake Plaza were offset by increases in various property operating expenses during the period the Partnership held the property during the six months ended April 30, 2002.

The decrease in depreciation and amortization expenses during the six month period ended April 30, 2002 was due to the absence of depreciation expense on the North Lake Plaza property recognized during the first quarter of 2001. The Partnership stopped recording depreciation on this property on January 31, 2001 which is the date the Partnership reclassified North Lake Plaza as real estate held for sale.

General and administrative expenses decreased in 2002 compared to 2001 primarily due to expense reductions and the decreased level of activities.

There were no other individually significant factors which caused changes in the Partnership's operating results for the three and six-month periods ended April 30, 2002 as compared to 2001.

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

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits & Reports on Form 8-K
------   ------------------------------

         (a)  Exhibits.
              Not Applicable

         (b)  Reports on Form 8-K
              The report on Form 8-K dated March 27, 2002 disclosed the sale of the North Lake Plaza property, and included the Purchase and Sale Agreement dated January 18, 2002, and amendments thereto, between the Partnership (as Seller) and the Vlass Group LLC (as Buyer).

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

                                   DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                              By: Dean Witter Realty Income Properties I, Inc. Managing General Partner


Date:  June 13, 2002          By:  /S/ E. Davisson Hardman, Jr.
                                   -----------------------------
                                   E. Davisson Hardman, Jr.
                                   President


Date:  June 13, 2002          By:  /S/ Jeffrey D. Hahn
                                   -------------------------------
                                   Jeffrey D. Hahn
                                   Vice President
                                   Principal Financial and Accounting Officer