Form 10-Q
period 2002-07-31
WITTER DEAN REALTY INCOME PARTNERSHIP I LP
filed 2002-09-16
CIK 726315

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended July 31, 2002

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________

                         Commission File Number: 0-13260

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.
                  ---------------------------------------------
         (Exact name of registrant as specified in governing instrument)


    Delaware                                              13-3174553
--------------------                            -------------------------------
(State of organization)                        (IRS Employer Identification No.)


   195 Broadway, New York, NY                                   10007
----------------------------------------                     ----------
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

Item 1.  Financial Statements

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                 BALANCE SHEETS

                                                               July 31,     October 31,
                                                                 2002           2001
----------------------------------------------------------------------------------------
                                     ASSETS
Cash and cash equivalents                                   $    960,346    $  1,668,178
Real estate held for sale                                           --         4,600,000
Other assets                                                      41,081          41,045
----------------------------------------------------------------------------------------
                                                            $  1,001,427    $  6,309,223
========================================================================================
                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and other liabilities                      $    129,846    $    245,839
Distribution payable to General Partners                         114,295            --
----------------------------------------------------------------------------------------
                                                                 244,141         245,839
----------------------------------------------------------------------------------------
Partners' capital (deficiency):
  General Partners                                            (4,374,574)     (4,280,486)
  Limited Partners ($1,000 per Unit, 92,780 Units issued)      5,131,860      10,343,870
----------------------------------------------------------------------------------------
       Total partners' capital                                   757,286       6,063,384
----------------------------------------------------------------------------------------
                                                            $  1,001,427    $  6,309,223
========================================================================================


                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                                INCOME STATEMENTS

               Three and nine months ended July 31, 2002 and 2001


--------------------------------------------------------------------------------
                                   Three months ended        Nine months ended
                                        July 31,                  July 31,
                                    2002         2001        2002         2001
--------------------------------------------------------------------------------

Revenues:
 Rental                          $    --      $ 264,817   $ 378,207   $ 810,693
 Gain on sale of real estate       (15,000)        --        33,753        --
 Interest and other                  3,001       11,300      18,929      41,312
--------------------------------------------------------------------------------
                                   (11,999)     276,117     430,889     852,005
--------------------------------------------------------------------------------

Expenses:
 Property operating                (54,271)      99,515     140,308     185,231
 Depreciation and amortization        --          2,753        --        63,704
General and administrative          23,159       37,589      54,754     104,040
--------------------------------------------------------------------------------

                                   (31,112)     139,857     195,062     352,975
--------------------------------------------------------------------------------

Net income                       $  19,113    $ 136,260   $ 235,827   $ 499,030
================================================================================

Net income allocated to:
 Limited Partners                $  15,702    $ 122,634   $ 215,620   $ 449,127
 General Partners                    3,411       13,626      20,207      49,903
--------------------------------------------------------------------------------

                                 $  19,113    $ 136,260   $ 235,827   $ 499,030
================================================================================

Net income per Unit of
limited partnership interest     $    0.17    $    1.32   $    2.32   $    4.84
================================================================================


                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                         STATEMENT OF PARTNERS' CAPITAL

                         Nine months ended July 31, 2002

                                    Limited         General
                                    Partners        Partners         Total
-----------------------------------------------------------------------------

Partners' capital (deficiency)
  at November 1, 2001            $ 10,343,870    $ (4,280,486)   $  6,063,384

Net income                            215,620          20,207         235,827

Distribution                       (5,427,630)       (114,295)     (5,541,925)
-----------------------------------------------------------------------------

Partners' capital (deficiency)
  at July 31, 2002               $  5,131,860    $ (4,374,574)   $    757,286
=============================================================================


                 See accompanying notes to financial statements.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                            STATEMENTS OF CASH FLOWS

                    Nine months ended July 31, 2002 and 2001

                                                               2002             2001
---------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                               $   235,827    $   499,030
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on sale of real estate                              (33,753)          --
      Depreciation and amortization                               --           63,704
      Increase in other assets                                     (36)      (109,403)
      Decrease in accounts payable and other liabilities      (115,993)       (39,056)
---------------------------------------------------------------------------------------
          Net cash provided by operating activities             86,045        414,275
---------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from sale of real estate                          4,633,753           --
---------------------------------------------------------------------------------------
Cash flows from financing activities:
  Distributions                                             (5,541,925)      (997,385)
  Increase in distribution payable to General Partners         114,295           --
---------------------------------------------------------------------------------------
          Net cash used in financing activities             (5,427,630)      (997,385)
---------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                         (707,832)      (583,110)

Cash and cash equivalents at beginning of period             1,668,178      2,118,062
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $   960,346    $ 1,534,952
=======================================================================================

Supplemental disclosure of non-cash investing
activities:
   Reclassification of real estate to real estate held
    for sale:                                              $      --      $ 2,312,300
      Land                                                        --        7,489,594
      Building and improvements                                   --       (3,350,890)
      Accumulated depreciation
---------------------------------------------------------------------------------------
Real estate held for sale                                  $      --      $ 6,451,004
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

As discussed in Note 2, the Partnership sold the North Lake Plaza Shopping Center, its only remaining real estate investment, in March 2002. Pursuant to the Partnership Agreement, the sale of the Partnership's last such investment effectuated the dissolution of the Partnership. Accordingly, the Partnership plans to wind up its affairs, distribute the balance of the Partnership's cash holdings and terminate before December 31, 2002.

The Partnership's records are maintained on the accrual basis of accounting for financial reporting and tax purposes.

Net income per Unit of limited partnership interest amounts are calculated by dividing net income allocated to the Limited Partners by the weighted average number of Units outstanding.

In the opinion of management, the accompanying financial statements, which have not been audited, include all adjustments necessary to present fairly the results for the interim periods. Except for the gain from the sale of the North Lake Plaza property in 2002 and the reclassification of such property as real estate held for sale in January 2001, such adjustments consist only of normal recurring accruals.

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

The closing of the sale took place on March 27, 2002. At closing, the Partnership received sale proceeds of approximately $4.63 million, net of closing costs and other deductions. In April 2002, the Partnership distributed, to Limited Partners only, a portion of the sale proceeds (see Note 4).

The net book value of the property at October 31, 2001 was $4.6 million. The Partnership recognized a gain on this sale of $33,753 which was allocated 100% to the Limited Partners.

3.    Related Party Transactions
      --------------------------

An affiliate of the Managing General Partner performs administrative functions, processes certain investor transactions and prepares tax information for the Partnership. For the nine months ended July 31, 2002 and 2001, the Partnership incurred approximately $15,000 and $24,000, respectively, for these services. These amounts are included in general and administrative expenses.

At July 31, 2002, the Partnership's accounts payable and other liabilities included approximately $15,000 due to the affiliate for the 2002 services it performed for the Partnership and $47,000 of expenses the affiliate paid on behalf of the Partnership.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.

                          Notes to Financial Statements

4.    Distribution
      ------------

On April 26, 2002, the Partnership distributed approximately $5.4 million ($58.50 per Unit) to the Limited Partners. This distribution consisted of $4.4 million ($47.41 per Unit) from a portion of the proceeds from the sale of the North Lake Plaza property and $1.0 million ($11.09 per Unit) from Partnership cash reserves. The General Partners deferred receipt of their share of the cash reserves distribution ($114,295).

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

The Partnership Agreement provides that the Partnership shall dissolve upon the sale of the Partnership's last investment, and that dissolution shall be effective on the day on which the event occurs giving rise to the dissolution. Accordingly, the Partnership dissolved pursuant to the terms of its Partnership Agreement on March 27, 2002, the date on which the North Lake Plaza property was sold. The Partnership plans to wind up its affairs, distribute its remaining cash holdings, and terminate by filing a certificate of cancellation in the office of the Delaware Secretary of State before December 31, 2002. The Managing General Partner estimates that the Partnership's final cash distribution to be paid to the Limited Partners will approximate $6.75 per Unit.

During the period the Partnership owned North Lake Plaza in 2002, the shopping center generated positive cash flow from operations. The Partnership added the cash generated by the property in 2002 to the Partnership's cash reserves.

As discussed in Note 4 to the financial statements, in April 2002, the Partnership paid a cash distribution of $58.50 per Unit to Limited Partners only.

Except as discussed above and in the financial statements, the Managing General Partner is not aware of any trends or events, commitments or uncertainties that may have a material impact on liquidity.

Operations
----------

Fluctuations in the Partnership's operating results for the three and nine month periods ended July 31, 2002 compared to 2001 are primarily attributable to the following:

The gain on sale of real estate resulted from the Partnership's sale of North Lake Plaza on March 27, 2002.

                 DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


The decreases in rental revenue, property operating expenses and depreciation and amortization expenses in 2002 were primarily caused by the sale of North Lake Plaza.

The negative gain on sale of real estate and negative property operating expenses recognized during the third quarter of 2002 were primarily caused by adjustments to estimated assets and liabilities relating to the North Lake Plaza property.

Interest and other revenues decreased in the 2002 periods compared to 2001 primarily due to a decrease in interest rates and a decline in average cash held by the Partnership (in April 2002, the Partnership distributed over $1,000,000 to the Limited Partners).

General and administrative expenses decreased in the 2002 periods compared to 2001 primarily due to the decreased level of Partnership activities as the Partnership winds up its affairs.

There were no other individually significant factors which caused changes in the Partnership's operating results for the three and nine month periods ended July 31, 2002 as compared to 2001.

Inflation
---------

Inflation has been consistently low during the periods presented in the financial statements and, as a result, has not had a significant effect on the operations of the Partnership or its property.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
          ---------------------------------------------------------

Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a position or portfolio.

The Partnership's assets consist of cash, short-term time deposits and short term receivables. The Partnership does not hold any instruments for trading purposes. The Partnership's liabilities consist of accounts payable and other short-term liabilities. At July 31, 2002, the Partnership had no material exposure to market risk. It also does not hold any derivative securities. At July 31, 2001, and during the three months and nine months ended July 31, 2001, the Partnership had market risk relating to its investment in the North Lake Plaza shopping center. The shopping center was located in Altamonde Springs, FL., a suburb of Orlando, FL. Due to the Partnership's sale of its investment in North Lake Plaza in March 2002, the Partnership's exposure to real estate market risk has been eliminated.

                  DEAN WITTER REALTY INCOME PARTNERSHIP I, L.P.


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits & Reports on Form 8-K
         ------------------------------

         (a)   Exhibits.

               (99.1) Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties I, Inc., the Managing General Partner of the Partnership.

               (99.2) Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Properties I, Inc., the Managing General Partner of the Partnership.


         (b)   Reports on Form 8-K
               None.

                  DEAN WITTE REALTY INCOME PARTNERSHIP I, L.P.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                            DEAN WITTER REALTY INCOME
                               Partnership I, L.P.

                                    By: Dean Witter Realty Income
                                          Properties I Inc.
                                        Managing General Partner

Date: September 13, 2002            By:  /s/ William B. Smith
                                         -----------------------
                                          William B. Smith

                                          Chairman and Chief Executive
                                          Officer

Date: September 13, 2002            By: /s/Jeffrey D. Hahn
                                        --------------------------------
                                          Jeffrey D. Hahn
                                          Principal Financial and
                                          Accounting Officer

                                  CERTIFICATION
                                  -------------

I, William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties I Inc., the Managing General Partner of the Partnership, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002           By: /s/William B. Smith
                                        --------------------------
                                         William B. Smith
                                         Chairman and Chief
                                         Executive Officer
                                         Dean Witter Realty Income
                                         Properties I, Inc., as
                                         Managing General Partner
                                         of the Partnership

                                  CERTIFICATION
                                  -------------

I, Jeffery D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Property I Inc., the Managing General Partner of the Partnership, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002           By: /s/Jeffery D. Hahn
                                        --------------------------
                                         Jeffery D. Hahn
                                         Vice President
                                         Principal Financial and
                                         Accounting Officer
                                         Dean Witter Realty Income
                                         Properties I, Inc., as
                                         Managing General Partner
                                         of the Partnership

                                  EXHIBIT INDEX

99.1 Certification of Periodic Report by William B. Smith, Chairman and Chief Executive Officer of Dean Witter Realty Income Properties I, Inc., the Managing General Partner of the Partnership.

99.2 Certification of Periodic Report by Jeffrey D. Hahn, Vice President and Principal Financial and Accounting Officer of Dean Witter Realty Income Properties I, Inc., the Managing General Partner of the Partnership.